Form 10-Q
period 1996-03-31
HILITE INDUSTRIES INC
filed 1996-05-13
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1996



Commission file number               0-22924
                       ----------------------------------


                             HILITE INDUSTRIES, INC.
               (Exact name of registrant specified in its charter)



                    DELAWARE                                 75-2147742
- - ------------------------------------------------      --------------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                  organization)                          Identification No.)



            1671 S. BROADWAY
            CARROLLTON, TEXAS                                  75006
- - ------------------------------------------            --------------------------
(Address of principal executive offices)                     (Zip code)


                                 (214) 466-0475
                   ------------------------------------------
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
     ---      ---

As of May 9, 1996, the Company had 4,900,000 shares of Common Stock outstanding.

                             HILITE INDUSTRIES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
                                      INDEX



Part I    FINANCIAL STATEMENTS                                             PAGE
          --------------------                                             ----


          Item 1. Financial Statements

                  Balance Sheets as of June 30, 1995 (Audited) and
                  March 31, 1996 (Unaudited).................................3

                  Statements of Income for the Three and Nine Months
                  Ended March 31, 1996 and 1995 (Unaudited)..................4

                  Statements of Cash Flows for the Nine Months Ended
                  March 31, 1996 and 1995 (Unaudited)........................5

                  Notes to Financial Statements (Unaudited)..................6

          Item 2. Management's Discussion and Analysis of  Financial
                  Condition and Results of Operations .......................9

Part II.  OTHER INFORMATION.................................................14
          -----------------

                             HILITE INDUSTRIES, INC.
                                 BALANCE SHEETS


                                                        March 31,         June 30,
                                                          1996              1995
                                                     -------------    ---------------
                                                      (Unaudited)        (Audited)
                                    ASSETS
Current assets:
  Cash and cash equivalents .......................   $    156,752    $  1,120,543
  Accounts receivable, less allowance for doubtful
     accounts of $70,000 at the end of each period      11,078,667       5,871,712
   Tooling receivables ............................           --           654,767
   Inventories ....................................     10,695,553       5,420,737
   Deferred income taxes ..........................        305,292         308,000
   Prepaid expenses and other .....................      1,317,183         207,334
                                                      ------------    ------------
     Total current assets .........................     23,553,447      13,583,093
                                                      ------------    ------------

Property, plant and equipment, at cost ............     37,517,132      24,149,658
Less: accumulated depreciation and amortization ...     (9,465,464)     (7,485,224)
                                                      ------------    ------------
Property, plant and equipment, net ................     28,051,668      16,664,434

Goodwill, net of amortization of $216,184 .........      6,269,337            --
                                                      ------------    ------------

TOTAL ASSETS ......................................   $ 57,874,452    $ 30,247,257
                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ...........   $  9,654,500    $  4,175,341
  Long-term debt - current portion ................      2,368,213       1,346,000
  Income taxes payable ............................        484,164          13,337
                                                      ------------    ------------
     Total current liabilities ....................     12,506,877       5,534,678
                                                      ------------    ------------

Note payable ......................................      6,886,791            --
Long-term debt ....................................     12,391,240       3,419,167
Deferred income taxes .............................      1,290,500       1,265,000
Subordinated debt .................................      2,000,000            --
                                                      ------------    ------------
     Total non-current liabilities ................     22,568,531       4,684,167

Shareholders' equity:
  Preferred Stock, $.01 par value; 5,000,000 shares
     authorized, none issued and outstanding ......           --              --
  Common stock, $.01 par value; 15,000,000 shares
     authorized 4,900,000 issued and outstanding ..         49,000          49,000
   Additional paid-in capital .....................      9,105,674       9,105,674
   Retained earnings ..............................     13,644,370      10,874,008
                                                      ------------    ------------
      Total shareholders' equity ..................     22,799,044      20,028,682
                                                      ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........   $ 57,874,452    $ 30,247,527
                                                      ============    ============



              The accompanying notes are an integral part of these
                          interim financial statements.

                             HILITE INDUSTRIES, INC.
                              STATEMENTS OF INCOME


                                           Three Months Ended          Nine Months Ended
                                               March 31,                  March 31,
                                      -------------------------   --------------------------
                                          1996          1995          1996         1995
                                      -----------   -----------   -----------   -----------
                                             (Unaudited)                  (Unaudited)

Net sales .........................   $17,907,061   $11,828,097   $52,314,617   $33,747,447
Cost of sales .....................    14,369,290     9,110,161    41,176,883    26,010,263
                                      -----------   -----------   -----------   -----------

Gross profit ......................     3,537,771     2,717,936    11,137,734     7,737,184

Selling, general and administrative
  expenses ........................     1,978,256     1,137,192     5,575,872     3,328,708
                                      -----------   -----------   -----------   -----------

Operating income ..................     1,559,515     1,580,744     5,561,862     4,408,476

Interest expense, net .............       451,903        46,475     1,214,585       105,553
                                      -----------   -----------   -----------   -----------

Income before income taxes ........     1,107,612     1,534,269     4,347,277     4,302,923

Income tax provision ..............       397,066       567,500     1,576,915     1,555,673
                                      -----------   -----------   -----------   -----------

Net income ........................   $   710,546   $   966,769   $ 2,770,362   $ 2,747,250
                                      ===========   ===========   ===========   ===========


Per share data:

Earnings per Share ................   $       .15   $       .20   $       .57   $       .56
                                      ===========   ===========   ===========   ===========

Weighted average number of
  shares outstanding ..............     4,900,000     4,900,000     4,900,000     4,900,000
                                      ===========   ===========   ===========   ===========


















              The accompanying notes are an integral part of these
                          interim financial statements.

                             HILITE INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS



                                                           Nine Months Ended
                                                               March 31,
                                                     ----------------------------
                                                         1996            1995
                                                     ------------    ------------
                                                      (Unaudited)     (Unaudited)
Cash flows from operations:
  Net income .....................................   $  2,770,362    $  2,747,250
    Adjustments to reconcile net income to
      net cash provided by operations:
        Depreciation .............................      2,107,873       1,127,575
        Amortization .............................        216,184            --
        Increase in net deferred income taxes ....         28,208          37,836
                                                     ------------    ------------
   Cash provided from operations before changes in
     operating assets and liabilities ............      5,112,627       3,912,661


     (Increase) decrease in accounts receivable ..     (2,214,110)        285,353
     (Increase) decrease in tooling receivable ...        654,767      (1,596,974)
     Increase in inventories .....................     (1,999,916)     (2,309,527)
     (Increase) decrease in prepaid expenses and
        other current assets .....................       (442,688)        444,126
     Increase (decrease) in accounts payable and
       accrued expenses ..........................      1,404,137        (165,954)
     Increase in income taxes payable ............        470,827         317,623
                                                     ------------    ------------

Net cash provided by operations ..................      2,995,644         887,308
                                                     ------------    ------------

Cash flows used in investing activities:
   Acquisition of subsidiary .....................     (7,789,000)           --
   Net additions to property, plant and equipment      (5,128,782)     (5,358,643)
                                                     ------------    ------------

Net cash used in investing activities ............    (12,917,782)     (5,358,643)
                                                     ------------    ------------

Cash flows from financing activities:
   Proceeds from acquisition financing ...........     15,397,000            --
   Proceeds from long-term debt ..................      1,497,000         900,000
   Repayment of debt and capital lease ...........     (9,070,256)       (664,500)
   Net increase in note payable ..................      1,297,217            --
                                                     ------------    ------------

Net cash from financing activities ...............      9,120,961         235,500
                                                     ------------    ------------

Net decrease in cash and cash equivalents ........       (801,177)     (4,235,835)
Cash and cash equivalents at beginning of period .      1,120,543       5,313,397
                                                     ------------    ------------

Cash and cash equivalents at end of period .......   $    319,366    $  1,077,562
                                                     ============    ============




              The accompanying notes are an integral part of these
                         interim financial statements.

                             HILITE INDUSTRIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The interim financial statements of Hilite Industries, Inc. (the "Company") at March 31, 1996 and for the nine-month period ended March 31, 1995, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1995 balance sheet was derived from the balance sheet included in the Company's audited Financial Statements as included in the Company's Annual Report on Form 10-K.

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited Financial Statements. Operating results for the nine-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996.

2.    INVENTORIES

      Inventories at March 31, 1996 and June 30, 1995 consisted of the following:


                                   March 31                June 30
                              -------------------    --------------------
                                  (Unaudited)             (Audited)

      Raw materials..........         $3,863,810             $2,117,695


      Work in process.......           2,490,232              1,179,521
      Finished goods.........          4,341,511              2,123,521
                              -------------------    --------------------

                                     $10,695,553             $5,420,737
                              ===================    ====================

      The inventory balance at March 31, 1996 includes North American Spring and Stamping Corporation which was acquired on July 21, 1995.

3.    DEBT

      Effective July 21, 1995, the Company, in conjunction with its acquisition of North American Spring and Stamping Corporation ("NASS") or ("Specialty Components and Assemblies division"), executed an amendment to its existing loan agreement ("the Agreement") with a bank to reflect new credit facilities totaling $26,700,000. The credit facilities consist of the following:

      1) A revolving line of credit of $10,000,000 with interest payable monthly, at the Company's option, of either prime rate less 1/2% (7.75% at March 31, 1996) or LIBOR plus 1 1/4%

            (7.1875% at March 31, 1996). The revolving line of credit expires on July 21, 1998. A commitment fee of 1/4% is charged on the average unused portion of the revolving line of credit to the bank payable quarterly. As of March 31, 1996, $6,887,000 had been used on the line of credit, of which $5,590,000 was used to complete financing on the acquisition, and $3,113,000 is available,

      2) Term loans of $13,700,000 original principal balance and $12,395,000 at March 31, 1996. Principal payments on the term loan of approximately $163,000 together with interest are payable monthly. The maturity date of the term loans is August 1, 2002. The term loans bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2% (7.375% at March 31, 1996). The term loans were used for funding the acquisition and for refinancing existing Company debt,

      3) An equipment acquisition facility of $3,000,000 for the financing of equipment purchases. Any term loans issued under this facility will bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2% (7.125% at March 31, 1996). As of March 31, 1996,
            $1,497,000 had been used under this facility and $1,503,000 is available. Principal payments on the equipment acquisition facility of approximately $25,000 together with interest are payable monthly.

      In addition to the above credit facility, the Company also has a fifteen year real estate note with the same bank that expires on November 1, 2007. The note, which has an original principal amount of $960,000 and a $747,000 outstanding balance at March 31, 1996, is payable in monthly installments of $5,333 plus interest at the prime rate (8.25% at March 31, 1996). The real estate note's due date can be accelerated, at the bank's option, to July 21, 1998.

      All of the notes and line of credit are collateralized by accounts receivable, inventory, equipment and real estate of the Company.

4.    ACQUISITION OF SUBSIDIARY

      On July 21, 1995, the Company acquired 100% of the outstanding common stock of NASS from its three stockholders ("Selling Shareholders"). In consideration for the transaction, the Company paid $17,397,000, subject to certain post-closing adjustments. The amount paid at closing included:


                                                          July 21, 1995
                                                         --------------
        Cash paid to Selling Shareholders..............  $    7,789,000
        Cash used to refinance certain
           long-term debt of NASS.......................      7,608,000
                                                         --------------
           Total cash portion of acquisition............     15,397,000
        Subordinated notes payable
           ("Subordinated Notes") issued to
            the Selling Shareholders....................      2,000,000
        Total                                            $   17,397,000
                                                         ==============

      The transaction was accounted for by the purchase method of accounting. The division's assets, subsequent to the acquisition, were recorded at their fair market value as of the effective date of the transaction, July 21, 1995. The Company's consolidated statements of income include the results of operations of NASS subsequent to July 21, 1995.

      The Subordinated Notes issued to the Selling Shareholders bear interest at 9%, payable quarterly, and are due on July 21, 2000.

      The following unaudited proforma summary presents the consolidated results of operations as if the acquisition occurred at July 1, 1994 and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.


                          For the three-months ended   For the nine-months ended
                                   March 31,                   March 31,
                           -------------------------   -------------------------
                               1996          1995          1996         1995
                           -----------   -----------   -----------   -----------

Net sales ..............   $17,907,000   $17,812,000   $53,418,000   $55,281,000
Net income .............       711,000     1,134,000     2,737,000     3,089,000
Net income per share ...   $      0.15   $      0.23   $      0.56   $      0.63

      Adjustments made in arriving at the proforma unaudited results of operations include the difference in depreciation expense resulting from the change in carrying value of property and equipment to their estimated fair values, differences in cost of sales for the change in inventory valued on the FIFO method of inventories rather than the LIFO method and increase in goodwill amortization resulting from the transaction.

5.    NON-CASH TRANSACTION

      As part of the acquisition of NASS, $2,000,000 in subordinated notes were issued to the Selling Shareholders as consideration for the purchase price. The issuance of the subordinated notes increased the price for the acquisition. See Note 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

Net sales for the quarter ended March 31, 1996 were $17,907,000 compared to $11,828,000 for the quarter ended March 31, 1995, representing an increase of $6,079,000 (51.4%). The increase primarily resulted from sales of $6,776,000 by the specialty components and assemblies division, which was acquired on July 21, 1995. The brake valve division sales increased $44,000 (0.8%) to $5,778,000 in the current quarter from $5,734,000 in the third quarter of the prior year. Strong sales to Chrysler for the new mini-van were offset by a decline in sales of brake valves to Ford and General Motors as compared to the same period of the prior year as a result of lower automotive production rates. The loss of brake valve sales due to the General Motors strike during the quarter was approximately $200,000. Power transmission component sales were $5,354,000 for the quarter, a decrease of 12.1% from $6,094,000 in the third quarter of the prior year. This division, which is undergoing a major change in product mix, was also impacted by low vehicle production rates in the U.S. Increased sales of clutches for the heavy truck market were offset by declining demand for "shift on the fly clutches" and lower sales of air conditioning mounting brackets which had been significant in the comparable quarter of the prior year. The impact of price changes was not significant.

The Company's gross profit of $3,538,000 (19.8% of net sales) for the third quarter of the 1996 fiscal year represents an increase of 30.2% compared to the gross profit of $2,718,000 (23.0% of net sales) for the third quarter of the 1995 fiscal year. The primary reason for the increase in gross profit is increased sales volume due to the acquisition of the specialty components and assemblies division. The decline in the gross profit percentage in comparison to the same period of the prior year was affected by the acquisition, whose gross margin percentage is slightly lower than that of the combined margins of the already existing divisions. Also, the gross margin percentage is affected by the timing and extent of the changes in product mix, sales volume, new product start-up costs as well as other factors which can cause fluctuations between quarters. Brake valve gross margins improved slightly during the quarter and are expected to continue to improve in subsequent quarters, but the lower than planned sales volumes have affected the ability of the Company to absorb the increased depreciation of $140,000 as well as increases in other fixed costs related to the recently completed expansion of facilities and equipment. The gross margin percentage decreased in the power transmission component division due to the under utilization of capacity, resulting from lower sales and changing product mix as new business, which is still in a start-up phase, is not yet comparable to the mature Explorer clutch business that it will replace.

Selling, general and administrative expenses were $1,978,000 (11.0% of net sales) in the third quarter of the 1996 fiscal year compared to $1,137,000 (9.6% of net sales) in the third quarter of the 1995 fiscal year. The increase of $841,000 in selling, general and administrative expenses is primarily due to expenses associated with the acquisition and amortization expense on goodwill of $81,000. The selling, general and administrative expenses of the Company, excluding those attributable to the acquired business, increased approximately $125,000 over the comparable period of the prior year primarily due to higher research and development expenses.

Net interest expense was $452,000 for the three months ended March 31, 1996 compared to $46,000 for the three months ended March 31, 1995. The increase is primarily due to the debt incurred in connection with the acquisition of the specialty components and assemblies division.

Net income in the third quarter of the 1996 fiscal year was $711,000 (4.0% of net sales), representing an decrease of 26.5% over the net income of $967,000 (8.2% of net sales) in the comparable period of the prior year. Net income as a percentage of net sales is lower in the current year primarily due to lower gross margins and the impact of interest and goodwill amortization associated with the acquisition.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO NINE MONTHS ENDED MARCH 31, 1995

Net sales for the nine months ended March 31, 1996 were $52,315,000 compared to $33,747,000 for the nine months ended March 31, 1995, representing an increase of $18,568,000 (55.0%). The increase primarily resulted from sales by the specialty components and assemblies division which was acquired on July 21, 1995. Sales by the specialty components and assemblies division were $19,158,000. The brake valve division sales increased 1.7%, or $285,000, to $17,249,000 in the first nine months of the current year from $16,964,000 in the first nine months of the prior year. The strong sales to Chrysler for the mini-van, after a late start, were offset by a decline in sales to Ford and General Motors as compared to last year. Power transmission component sales were $15,909,000 for the first nine months of fiscal 1996, a decrease of 5.2% from $16,783,000 in the first nine months of the prior year. This division, which is undergoing a major change in product mix, was also impacted by low vehicle production rates in the U.S. Sales of clutches for the heavy truck market were offset by declining demand for "shift on the fly clutches" and lower sales of air conditioning mounting brackets which had been strong in the comparable period of the prior year. The impact of price changes was not significant.

The Company's gross profit of $11,138,000 (21.3% of net sales) for the first nine months of the 1996 fiscal year represents an increase of 44.0% compared to the gross profit of $7,737,000 (22.9% of net sales) for the first nine months of the 1995 fiscal year. The primary reason for the increase in gross profit is increased sales volume due to the acquisition. The decline in the gross profit percentage in comparison to the prior year was affected by the specialty components and assemblies division, whose gross margin percentage is slightly lower than that of the combined margins of the already existing divisions. Also, the gross margin percentage is affected by the timing and extent of the changes in product mix, under utilization of capacity resulting from the lower sales volume, new product start-up costs as well as other factors which can cause fluctuations between quarters. Brake valve gross margins improved slightly during the current year and are expected to continue to improve in subsequent quarters as a result of the Company's investment in machinery and facilities over the past two fiscal years. Improving margins has been slowed by the under utilization of capacity caused by the sluggish automotive industry. The gross margin percentage decreased slightly in the power transmission component division due to the change in product mix as the new business, which is still in a start-up phase, is not yet comparable to the mature Explorer clutch business that it replaced.

Selling, general and administrative expenses were $5,576,000 (10.7% of net sales) in the first nine months of the 1996 fiscal year compared to $3,329,000 (9.9% of net sales) in the first nine months of the 1995 fiscal year. The increase of $2,247,000 in selling, general and administrative expenses is due to expenses associated with NASS, which includes amortization expense of $216,000 associated with the acquisition.. The selling, general and administrative expenses of the Company, excluding those attributable to the acquired business were approximately $130,000 higher than the comparable period of the prior year due to higher net research and development expenses.

Net interest expense was $1,215,000 for the nine months ended March 31, 1996 compared to $106,000 for the nine months ended March 31, 1995. This large increase is primarily due to the debt incurred in connection with the acquisition of NASS.

Net income in the first nine months of the 1996 fiscal year was $2,770,000 (5.3% of net sales), representing an increase of 0.8% over the net income of $2,747,000 (8.1% of net sales) in the comparable period of the prior year. Net income as a percentage of net sales is lower in the current year primarily due to lower gross margins and the impact of interest and goodwill amortization associated with the acquisition.


Liquidity and Capital Resources
- - -------------------------------

During the nine month period ended March 31, 1996, the Company's cash flow was affected significantly by the acquisition of NASS. At March 31, 1996 the Company's working capital was $11,047,000 compared to working capital of $8,048,000 at June 30, 1995. The current ratio decreased to 1.9 to 1 at March 31, 1996 from 2.5 to 1 at June 30, 1995. The decline in the current ratio is primarily due to the payment of the purchase price for the acquisition of NASS. During the nine months ended March 31, 1996, the book value per share has increased from $4.09 per share at June 30, 1995 to $4.65 at March 31, 1996.

Net cash provided from operations increased $2,109,000 to $2,996,000 for the nine months ended March 31, 1996 as compared to $887,000 for the nine months ended March 31, 1995. The increase is primarily due to the specialty components and assemblies division, which made a positive contribution to cash provided from operations before changes in operating assets and liabilities.

Of the $4,600,000 increase in accounts receivable, $2,400,000 relates to the acquisition of NASS and $2,200,000 is primarily due to an increase in the average number of days outstanding to 55 days at March 31, 1996 from 47 days at June 30, 1995. The increase in the average number of days outstanding is due to special terms granted to a certain significant customer and a more diversified customer base. As of March 31, 1996, no significant amounts were considered uncollectible.

Inventory balances increased $5,300,000 over the balance at June 30, 1995. Excluding the impact of the acquisition of $2,300,000, the remaining increase of $2,000,000 is primarily due to the brake valve division which has successfully increased its inventory levels to two weeks on most products. In the past, due to capacity constraints, this division has not been able to build adequate levels of inventory which, as a result, has caused significant overtime in this division.

Offsetting the increase in accounts receivable and inventory was a $5,500,000 increase in accounts payable and accrued expenses of which $4,100,000 relates to the acquisition and $1,400,000 is due to the increase in inventory.

The Company's capital expenditures were $5,129,000 for the nine months ended March 31, 1996. The Company presently estimates capital expenditures for the year ending June 30, 1996 will approximate an aggregate of $6,000,000. Included in this amount is approximately $1,000,000 for plant expansion which is substantially complete. As of March 31, 1996, commitments for capital equipment and tooling, net of progress payments, are estimated to be approximately $1,500,000, of which $900,000 represents tooling and is expected to be reimbursed from customers.

The Company's long-term debt includes consolidated term and mortgage notes (original principal amounts of $13,700,000 and $960,000, respectively and current balances at March 31, 1996 of $12,395,000 and $747,000, respectively) which are payable in monthly installments of $163,095 and $5,333, respectively, plus interest at either the prime rate or LIBOR plus 1 1/2%. All amounts borrowed under the consolidated term and mortgage notes are secured by the Company's real estate, accounts receivable, inventory, machinery and equipment and have maturities of August 1, 2002 and November 1, 2007, respectively. The consolidated term note limits dividends payable by the Company.

The Company has a credit agreement of $10,000,000 and an equipment acquisition facility of $3,000,000 (collectively the "Credit Facilities") for working capital and capital equipment needs. The Credit Facilities mature on July 21, 1998. As of March 31, 1996, $3,113,000 was available under the credit agreement and $1,503,000 was available under the equipment acquisition facility. An annual fee of one quarter of one percent is payable monthly on the unused portion of the Credit Facilities. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the Credit Facilities.

Management anticipates that cash flow from operations and bank credit availability will be adequate to fund the existing acquisition debt, anticipated capital and tooling requirements and working capital needs for the next two years.


Seasonality
- - -----------

Net sales and operating results do not follow a predictable seasonal pattern from quarter to quarter because the development, initial production and sales of new products may occur at different times of the year. Generally, in these periods certain inefficiencies are experienced which result in higher costs to the Company. In addition, the Company usually experiences somewhat lower sales in the quarters ended December 31 and September 30 as automobile manufacturers traditionally close their plants for vacations or model changeovers during these periods resulting in lower demand for the Company's products.

Inflation
- - ---------

The Company believes that the relatively moderate rate of inflation has not had a significant impact on the Company's revenues or profitability.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibit is attached to this report.

11(b) Calculation of fully-diluted earnings per share.

(b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HILITE INDUSTRIES, INC.





Date:     May 9, 1996                    /S/ DANIEL W. BRADY
      ----------------                  --------------------
                                        Daniel W. Brady
                                        Chief Executive Officer




Date:     May 9, 1996                    /S/ ROY WIEGMANN
      ----------------                  --------------------
                                        Roy Wiegmann
                                        Chief Financial Officer