Form 10-K
period 1996-06-30
HILITE INDUSTRIES INC
filed 1996-09-30
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 for the fiscal year ended June 30, 1996

Commission file number               0-22924

                             HILITE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              75-2147742
- -------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


         1671 S. BROADWAY
         CARROLLTON, TEXAS                                         75006
- ---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip code)

                                 (972) 466-0475
                           --------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                COMMON STOCK, $.01 PAR VALUE
                                                ----------------------------
                                                    (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]         No [_]

Based upon the closing price on the NASDAQ National Market System on September 13, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $7,031,250.

As of September 13, 1996, the Company had 4,900,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which Definitive Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended June 30, 1996 is incorporated by reference in Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   Yes [X]         No [_]

                                     PART I

ITEM 1 - BUSINESS

Hilite Industries, Inc. (the "Company") designs, manufactures and sells a diversified line of highly-engineered products primarily for automotive applications, including brake proportioning valves, power transmission components such as electromagnetic clutches, mounting brackets and pulleys, and specialty components and assemblies such as specialty springs, stampings and assembled components. The Company's products are engineered in close cooperation with the Company's customers to meet their specific performance requirements. Approximately 75% of the sales of the Company are to automotive companies and their suppliers for passenger cars and light trucks sold in the United States. The Company's automotive customers include all three domestic automotive companies: Ford Motor Company ("Ford"), General Motors Corporation ("General Motors") and Chrysler Corporation ("Chrysler") and, either directly or through first-tier suppliers, Navistar International Transportation Corporation ("Navistar"), Motivair Corporation ("Motivair"), Bosch Braking Systems Corporation ("Bosch"), Honda of America Mfg., Inc. ("Honda"), Mitsubishi Motor Sales of America, Inc. ("Mitsubishi") and Toyota Motor Sales, U.S.A., Inc. ("Toyota"). Significant non-automotive customers include Crane National Vendors for delivery coils in vending machines, the Balance Systems Division of Amesburg Group, Inc. for counter balance springs in windows, Motorola, Inc. ('Motorola") for spring assemblies in cellular telephones and a variety of distributors for industrial/hydraulic clutches.

On July 21, 1995, the Company acquired 100% of the outstanding common stock of North American Spring and Stamping Corp. ("NASS"). NASS manufactures and sells a diversified line of specialty springs, stampings and assemblies, primarily for electronic automotive applications, and is referred to as the specialty components and assemblies division. The acquisition was accounted for by the purchase method of accounting and the Company's consolidated balance sheets and cash flows are based upon NASS' fair market value as of the effective date of the transaction. The Company's statements of income include the results of operations of NASS subsequent to July 21, 1995.

The Company's revenues have grown significantly in recent years through both internal growth and acquisition. Since the 1993 fiscal year, the Company's net sales, including the acquired company, have increased at an annual compound rate of 38.7% to $72,642,000 in the 1996 fiscal year. Sales increases in each of the previous three years were 61.8%, 21.7% and 35.4% in fiscal years 1996, 1995 and 1994, respectively. Net income was $3,632,000 in the 1996 fiscal year and has grown at an annual compound rate of 22.6% since 1993. Net income increased by 0.4%, 30.1% and 41.1% in fiscal years 1996, 1995 and 1994, respectively. According to Ward's Automotive Reports, U.S. sales of automobiles and light trucks increased at an annual compound rate of 2.8% since 1993. Vehicles sold in the U.S. were 15.0 million in 1996, 14.9 million in 1995 and 14.7 million in 1994. The Company believes that its quick response to customer requirements, creative engineering and ability to design and manufacture high volumes of competitively-priced products to meet or exceed the quality standards of the automotive industry are the principal reasons it has been successful in increasing its market share and in growing faster than the domestic automotive industry. The Company has made significant investments in capital equipment and state-of-the-art manufacturing processes in order to continuously improve its productivity and maintain its position as a low cost, high quality manufacturer.

The Company's goal is to continue to increase sales and income from operations by further expanding its number of customers and by increasing the sales dollar content per United States light vehicle sold. The Company's strategy is to continue to invest in new and efficient production equipment and to capitalize on opportunities in niche or emerging markets by expanding its engineering capabilities to other automotive products. Additionally, the Company may pursue selected acquisitions which complement its existing business.

PRODUCTS

The following table sets forth the Company's net sales for brake valves, power transmission components and specialty components and assemblies together with their corresponding percentages of total net sales for each of the three fiscal years ended June 30, 1996:

                                                    Year ended June 30,
                             ---------------------------------------------------------------
                                   1996                   1995                    1994
                             -----------------      -----------------      -----------------
                                                 (dollars in thousands)
Net sales:
      Brake valves .......   $23,909      32.9%     $22,503      50.1%     $17,365      47.1%
      Power transmission
           components ....    21,533      29.7       22,397      49.9       19,531      52.9
      Specialty components
      and assemblies......    27,200      37.4         --         0.0         --         0.0
                             -------     -----      -------     -----      -------     -----
      Total net sales ....   $72,642     100.0%     $44,900     100.0%     $36,896     100.0%
                             =======     =====      =======     =====      =======     =====

BRAKE VALVES

Brake proportioning valve sales accounted for $23,909,000 (32.9%) of the Company's net sales for the 1996 fiscal year, representing an annual compound growth rate of 32.7% since the 1993 fiscal year. These valves provide the proper amount of pressure to the front and rear brakes to facilitate a controlled stop within a minimum distance. These valves are found on both conventional and anti-lock braking systems for most passenger cars and light trucks. The Company manufactures two types of brake valves, in-line valves and remote valves. The Company's proprietary and patented in-line valves are generally installed directly in the master cylinder of the brake system. In-line valves offer significant advantages to automobile manufacturers, including lower cost, reduced size and flexibility. The remote valve, which is installed away from the master cylinder, is capable of performing additional functions such as metering and switching as well as sending an electrical signal to a dashboard light indicating brake malfunction to the vehicle operator. There is a trend for the Company's customers to select in-line valves for new brake system applications.

Brake proportioning valves have been used in automotive brake systems since the 1960s. The primary function of the proportioning valve is to provide, at a specific point, reduced hydraulic pressure to the rear brakes of the vehicle to proportion the pressure between the front and rear brakes in relation to the shift in dynamic weight distribution during stopping. Controlled reduction of this pressure minimizes vehicle stopping instability. The range of vehicle performance during braking is subject to certain federally-mandated guidelines. The need for a different brake valve for each vehicle model is a result of various factors such as automobile size and specifications. Brake valves are used both in automobiles which are equipped with anti-lock brakes as well as traditional brake systems.

Since the late 1980s, there have been dramatic changes in the technology of automotive braking systems, specifically the advent of anti-lock brake systems ("ABS"). ABS technology reduces vehicle stopping distances, under certain conditions, with improved handling capability. The demand for ABS has increased as consumers require enhanced vehicle safety. Most vehicles must have a brake proportioning valve, whether or not they have ABS. The features of ABS are engaged only under specific circumstances such as unusual road surface conditions or "panic" stops. Proportioning valves, like those produced by the Company, are required in normal braking functions and act as a backup to ABS. Moreover, the trend to use ABS and consumer demand for shorter stopping distances has caused automobile manufacturers to redesign many brake systems. This has resulted in additional opportunities for the Company to design and manufacture new brake valve products.

The Company supplies brake valves for many well-known models including the Taurus, Sable, Mustang, Crown Victoria and Windstar for Ford, the Caprice, Firebird, Camaro and various Geo models for General Motors and the Voyager, Caravan, Concord, L.H.S., Neon, Cirrus and Stratus for Chrysler. In fiscal 1997, the Company will begin supplying brake valves on selected mid-sized General Motors models. The Company believes, based on its estimate of the number of brake proportioning valves used in automobiles and light trucks, that its market share of brake proportioning valves sold in the United States is approximately 20%.

POWER TRANSMISSION COMPONENTS

Power transmission component sales accounted for $21,533,000 (29.7%) of the Company's net sales for 1996, representing an annual compound growth rate of 8.2% since the 1993 fiscal year. This division's products fall into two broad categories: electromagnetic clutches and other power transmission products.

ELECTROMAGNETIC CLUTCHES. Electromagnetic clutches provide the on-off control of rotary motion. They are used in a wide range of applications, including utility vehicles, hydraulic pumps, automotive air conditioning compressors, generators, alternators and water pumps. The Company's clutches can also be found on various trucks, fishing boats, manufacturing and construction equipment and utility vehicles. The Company has received the Borg-Warner Automotive Certified Quality Vendor Award every year since 1987. Electromagnetic clutches are manufactured under the Pitts trade name which was formed in 1956. Favorable exchange rates between the U.S. dollar and the Japanese yen have created an opportunity for the Company to supply clutches to the heavy truck market. In fiscal 1995, the Company began shipping air conditioning clutches to Navistar and Motivair.

OTHER POWER TRANSMISSION PRODUCTS. The Company's other products, manufactured under the MAPCO trade name, consist primarily of mounting brackets, pulleys and fans. These products generally require less engineering than brake valves or clutches. Mounting brackets are used in a variety of applications, including the installation of automotive air conditioning compressors which are primarily sold to Japanese companies for cars sold in the United States. Pulleys and fans are sold in a variety of specifications for a wide range of automotive and truck applications.

In the early 1980s the Company began developing relationships with Japanese companies doing business in the United States. These relationships began with Nippondenso, a first tier supplier of Toyota. The Company now supplies products to Honda both directly and through Calhac, a wholly-owned system supplier for Honda, and to Mitsubishi. The Company's experience in understanding, implementing and producing products which meet the quality requirements and other specifications of its Japanese customers provide the Company with an opportunity for growth with its existing customers and with other Japanese companies doing business in the United States. The Company plans to expand these relationships. The Company has received the top awards for quality and delivery from both Honda and Nippondenso for the last several years.

SPECIALTY COMPONENTS AND ASSEMBLIES

Specialty components and assemblies sales accounted for $27,200,000 (37.4%) of the Company's net sales for the 1996 fiscal year. This division's sales consist entirely of the sales associated with NASS since its acquisition on July 21, 1995. NASS was originally founded in 1950 as Shaffer Spring Company and subsequently changed its name to North American Spring and Stamping Corp. in 1976 to more accurately reflect its shift in products from primarily commodity springs to higher value-added precision stamping and sub-assembly work. The specialty components and assemblies division can be classified into four major product areas: metal stampings specializing in spring steel, assemblies, precision mechanical springs and precision wireform products.

METAL STAMPINGS SPECIALIZING IN SPRING STEEL. Most stampings are produced on punch-press or fourslide/multislide equipment with each offering distinct advantages in separate areas. Punch presses provide the force required to blank heavier material. Typical uses of punch press products would be the production of mounting brackets for electrical and audio components and alternator diode plates. Fourslides furnish speed and expanded forming capabilities. A typical use of fourslide technology is for transistor spring clips.

ASSEMBLIES. The Company's experience in metal forming presents opportunities to go beyond the component level of service to customers by riveting, welding, brazing and staking together metal components. Since 1992, NASS has used solder reflow capabilities to manufacture electronic sub-assemblies which include housing, feed-through capacitors and nickel leads. This assembly technology has been used to produce two major components in Ford's mass air flow sensor and an on-board aluminum heat sink used in the air bag control module. Also, in 1996, the Company began supplying the spring assembly used in Motorola's StarTAC cellular phone.

PRECISION MECHANICAL SPRINGS. The division manufactures compression, extension and torsion springs made from a variety of materials including ferrous, non-ferrous, round and shaped wire. The size range is dependent upon the type of spring but is generally 0.005 to 0.320 inch wire. These products consist of transmission, valve and anti-lock brake system springs.

PRECISION WIREFORM PRODUCTS. This group of parts is produced from other than flat material and does not form a complete coil or circle. These parts are produced on fourslide, punch press and mechanical kick-press equipment. The materials can be the same as those used in the spring product line with a size range of 0.003 to 0.250 inch wire. These products consist of delivery coils for vending machines and window counter balance springs.

The specialty components and assemblies division is highly focused in producing products for OEM automotive customers with Ford Motor Company being the largest customer at 53% of this division's total sales. The emphasis in automotive is on small stampings, springs and assemblies which require closer tolerances thus avoiding parts that fall into "commodity" categories. Growth opportunities have been achieved in the electronics area with a number of spring clips, fasteners, specialty stampings and assemblies. The parts the division is currently producing are "universal" in that they are not tied to a specific model year and thus have long product cycle lives.

In late September 1996, NASS was informed by Ford that its status as a "Q1" supplier was being reviewed as a result of certain quality concerns regarding its products. Until the review is concluded satisfactorily, NASS is prohibited from being considered for additional business from Ford. Management is aggressively pursuing actions and plans to conclude this review favorably to NASS by bringing its manufacturing and quality processes up to expected standards in a timely manner. In fiscal 1996 sales to Ford by NASS were approximately $14,000,000; there can be no assurance as to the effect this review will have on the Company's future sales.


PRODUCT DESIGN, RESEARCH AND DEVELOPMENT

The Company employs a staff of over 40 engineers and technicians, one-third of whom devote full time to new product design and research and development, primarily for the brake valve division. The remaining engineers are involved in production, manufacturing processes and tooling.

The design of new brake valve products generally begins several years before production. The process begins when the automotive manufacturers or system suppliers request the assistance of the Company's engineering department in designing products to meet their cost and performance requirements for future vehicle models. The Company's engineering department works closely with the customer by providing drawings and prototype samples. These drawings and samples frequently undergo numerous revisions until a design is accepted. The Company believes that its expertise in this area as well as the quick response of its engineering department are critical elements of the success of its brake valves and other products.

During the 1996, 1995 and 1994 fiscal years, the Company's research and development expenditures were approximately $945,000, $879,000 and $766,000, respectively. Of these expenditures, $343,000, $596,000 and $411,000, respectively, were sponsored by customers and $602,000, $283,000 and $355,000, respectively, were sponsored by the Company.

CUSTOMERS

The Company's customers include automotive manufacturers as well as major first-tier suppliers of brake and transmission systems to automotive manufacturers. Approximately 75% of the Company's total net sales for the 1996 fiscal year were to the automotive industry. The Company's five largest customers with their percentages of the Company's net sales for the 1996, 1995 and 1994 fiscal years were as follows:

                                                 Percentage of Net Sales
                                                 -----------------------
                      CUSTOMER                      1996  1995  1994
                      --------                      ----  ----  ----
                Ford .............................   30%   23%   21%
                General Motors ...................    9    12    13
                Chrysler .........................    7     1    --
                Bosch (formerly AlliedSignal).....    7    10    13
                Borg-Warner ......................    7    17    31

Sales for NASS are included from the acquisition date, July 21, 1995. During fiscal 1996 Bosch purchased its braking systems division from AlliedSignal and the percentages above reflect the sales to the manufacturing facilities previously operated by AlliedSignal, as if no change in ownership occurred.

SALES AND MARKETING

The Company utilizes a non-exclusive, independent sales representative company based in Detroit, Michigan to assist the Company in selling its brake valves. The representative's employees work directly with the engineering and purchasing personnel of the automotive manufacturers and their first tier suppliers. This sales representative, who has considerable experience in selling brake valves, is paid a commission based upon sales. The Company believes this sales method has contributed to the sales growth of the Company's brake valves, is cost effective, assists the Company in identifying new applications for its products and fosters good relations with its customers.

Clutches and machined products are sold by the Company's direct sales personnel who utilize trade journal advertising and direct customer contacts. Clutches are also sold through distributors throughout the United States which sell to the marine and mobile equipment industries.

The Company utilizes an exclusive sales representative, based in Detroit, Michigan, to assist the Company in selling its specialty components and assemblies. This representative is an experienced engineer who has developed relationships at the major automotive companies in Detroit. In addition, other nonexclusive sales representatives are used for plants outside Detroit. Each representative operates under an agreement pursuant to which the representative is paid a commission based upon sales. The Company believes this sales method has contributed to the sales growth of its products, is cost effective, assists the Company in identifying new applications for its products and fosters good relations with its customers.

Inventory is delivered to various customer locations throughout the country, based on automotive release schedules using common carriers that are typically selected by the customers. Consistent with industry practice, outbound freight is generally paid by the customer.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company holds several patents for brake valves including a patent for the manufacturing method of the in-line brake proportioning valve. This method provides a cost advantage to the Company since it reduces material costs. In addition, the Company uses many proprietary processes and technologies which are either not patentable or are not yet patented. The Company's trade secrets include certain technical features which affect the performance of its products in their specific applications, engineering drawings relating to products and manufacturing processes.

COMPETITION

The automotive industry is highly specialized and competitive. There are approximately four principal competitors of the Company that supply brake valves to the major domestic automotive manufacturers. All of these companies are larger and more diversified than the Company. The Company believes it is the second largest brake proportioning valve supplier and its market share is growing. The Company believes that it is unique compared to these competitors in that it is the only brake valve manufacturer capable of manufacturing both in-line and remote brake proportioning valves. Furthermore, the Company is the only manufacturer of brake proportioning valves that does not produce brake systems or otherwise compete with the principal first-tier manufacturers of brake systems which outsource the manufacture of brake proportioning valves. Therefore, the Company is in the favorable position of not competing with its customers. In addition, a division of one of the major automotive manufacturers produces brake proportioning valves, but has begun outsourcing some of its brake valves to the Company. With the capital investment in facilities and automated machining, testing and assembly equipment, the Company has state-of-the-art brake valve manufacturing capability with the latest available technology.

There are two principal competitors which dominate the high volume automotive clutch market, one of which is a Japanese company. The Company participates in specialized niches in the low volume heavy truck clutch market which has few competitors. The Company also manufactures a specialized clutch for a first-tier automotive supplier of transmission systems. This customer has replaced the clutch supplied by the Company with a new design not manufactured by the Company. Thus, the sales dollar content for this new design supplied by the Company is much lower.

There are several manufacturers which supply machined products similar to the Company's machined products, certain of which are larger and have greater financial resources than the Company. In addition, the Company's customers manufacture, engineer and design components which compete with the Company's products and they could expand this activity, thereby reducing opportunities for the Company.

There are numerous smaller and a few larger companies located throughout the United States who produce products similar to those of the specialty components and assemblies division. However, management believes this division is among the top ten spring manufacturing companies in the United States. Management believes that its success is a result of value-added engineering and competitive pricing. The Company has concentrated its efforts on small stampings, springs and assemblies which require close tolerances thus avoiding parts that fall into "commodity" categories. Growth opportunities have been achieved in the electronics area with a number of spring clips, fasteners, specialty stampings and assemblies. The parts the division is currently producing are "universal" in that they are not tied to a specific model year and thus have long product cycle lives.

A favorable trend has been for major automobile manufacturers and their suppliers to outsource the manufacture of specialty components such as brake valves, clutches and machined brackets. However, many of these companies have the engineering and financial resources to manufacture these products themselves.

The Company's products, which are primarily sold to automotive manufacturers and their first-tier suppliers, are utilized in over sixty major car models. Each of these models represents significant sales to the Company. Although the Company generally is the sole supplier of the Company's parts for the life of the model, customers' marketing decisions can limit the life of a car model or technological changes can cause a particular part to become obsolete. The Company competes for business during the development of new models and upon the redesign of certain existing models by its customers. Development of new and redesigned models usually begins several years prior to their introduction to the public. In recent years, the Company has been successful in obtaining new business for new and redesigned models. However, there can be no assurance that the sales of products for use in new models will fully offset the potential reduction in volume caused by discontinued models.

The Company believes that it must compete on the basis of responsiveness, pricing, quality and breadth of product line and that it is competitive with respect to each of these areas. The Company's business is characterized by technological change. New technology may be developed by the Company's competitors as well as its customers. If the Company does not successfully adapt to these changes, it may lose part of its customer base. To maintain a technologically competitive position, the Company must make significant expenditures for new machinery and manufacturing processes. The Company has incurred substantial capital expenditures during recent years which have enabled it to adapt to technological changes in the automotive industry.

RAW MATERIALS

The Company uses a variety of raw materials in the production of its products, including aluminum, copper and steel as well as specialty parts. The automobile companies and certain first-tier suppliers require certain practices and standards with respect to their suppliers in order to ensure a consistently high quality product. These practices are reflected in the Company's purchasing policies. The Company believes that its supplies of raw materials for manufacturing requirements are adequate and are available from multiple sources. It is common, however, for customers to require their prior approval before certain raw materials or components can be used, thereby possibly reducing sources of supply that would otherwise be available. The Company believes that there are adequate numbers of its suppliers which meet these standards.

BACKLOG

The Company's backlog at June 30, 1996 was approximately $20,500,000, as compared to $9,400,000 at June 30, 1995, representing an increase of 118%. All of the backlog at June 30, 1996 is expected to be delivered during the 1997 fiscal year. The large increase in backlog is due to the addition of NASS in the current year and a large commitment from General Motors for the P-90 program. Backlog at any particular date may not be indicative of sales during the entire fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

REGULATION

The Company is subject to various federal, state and local regulations relating to the operation of its business and the manufacture of its products. The Company believes that its manufacturing processes and facilities have been and are being operated in compliance in all material respects with applicable regulations including those relating to environmental, health and safety laws and regulations. Automobiles are subject to federal safety regulations which require, among other things, that brakes perform within certain stopping distances. Moreover, automobiles are often marketed on the basis of enhanced safety features. While the Company is not directly responsible for compliance with these safety standards, it must manufacture its products in a manner which permits its customers to comply. These regulations are subject to change and no assurance can be given that existing laws and regulations will not be amended or new laws and regulations will not be adopted that will impose more extensive regulations on the Company and its customers.

EMPLOYEES

At June 30, 1996, the Company employed 707 employees, of whom 571 were paid hourly wages. These hourly employees were primarily engaged in manufacturing, maintenance and warehousing. Of the 707 employees, 403 were employed in Texas, 300 were employed in Illinois, 2 were employed in Kentucky, 1 was employed in Georgia and 1 was employed in Connecticut.

Approximately 74 hourly employees who are engaged in clutch manufacturing and approximately 179 hourly employees who are engaged in brake valve manufacturing are covered under a collective bargaining agreement entered into between the Company and the International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO ("the Union") Local Unions #1007 and #1023. All of the employees in the Union are located in Texas, a right-to-work state. During fiscal year 1996, the Company and Union entered into long term agreements which expire on September 20, 1997 and May 20, 1999, respectively. Approximately 255 hourly employees in Illinois are represented by the AFL-CIO Local unions #10 and #24. The contracts with these unions expire on January 1, 1998 and November 30, 1996, respectively. The Company believes that it has good relations with its employees.

Management anticipates that satisfactory contracts will be negotiated with each of these employee unions without a work stoppage or a material increase in cost, of which there can be no assurance.

RISK FACTORS

The risk factors below, along with those discussed in Competition, Raw Materials and Regulations sections of this Annual Report on Form 10-K, are some, but not necessarily all, of the matters which present risks and uncertainties which could have a material adverse affect on the Company's ability to operate its business successfully or in a manner consistent with historical operating results. The Company's actual results could differ materially from projected results due to some or all of the factors discussed below.

Reliance on Major Customers - The Company's sales to Ford represented 30% of the Company's total sales in fiscal 1996 and represented 23% and 21% of the Company's total sales in fiscal 1995 and 1994, respectively. No other customer represented more than 10% of the Company's total sales in fiscal 1996. In fiscal 1995 and 1994 Borg Warner, General Motors and Allied Signal Brake Systems North America had sales in excess of 10% of the Company's total sales, but with the acquisition of NASS, the sales percentage fell below 10%, while the amount of sales did not significantly change. While the Company has long-standing relationships with these companies and sells a variety of products to various divisions of each company, the loss of a significant portion of its sales to any of these customers could have a material adverse effect on the Company. See "Business".

Automotive Industry Cyclicality and Conditions - The automotive industry is cyclical and subject to fluctuations based on general economic conditions. Unit sales of passenger cars and light trucks have been essentially flat since 1993. Significant declines in North American passenger vehicles and light truck sales could have an adverse effect upon the Company.

In recent years, there has been substantial and continuing pressure from the major automotive manufacturers to reduce costs, including reduction in prices by outside suppliers such as the Company. As a result, certain of the Company's customers have requested and the Company has agreed on occasion to provide selling price reductions and absorb inflationary cost increases. There can be no assurance that the Company can sustain current profit margins under these business conditions. See "Business".

Quality Control and Product Liability - While the Company maintains quality assurance procedures that meet or exceed industry standards, in the event a defect in its products is not detected prior to shipment to a customer or use by a consumer, substantial costs could be incurred by the Company relating to a recall claim. While this has not been material in the past, any recall could have a material effect on the Company.

In addition, the sale of the Company's products could expose the Company to liability claims. The Company currently has liability insurance which it believes is adequate for its current activities. There can be no assurance that the Company will be able to maintain insurance at a reasonable cost, if at all, or that insurance will be adequate to cover liabilities resulting from product liability claims or that the Company will have funds available to pay any claims over the limit of its insurance. While the Company has had no material liability claims to date, either an underinsured or an uninsured claim could have a material adverse effect on the Company.

Competition, Rapidly Changing Markets and Capital Intensive Business - The automotive parts industry is highly competitive. The Company competes with many automotive parts suppliers, several of which are larger and have greater financial resources than the Company. Although the trend has been for the major U.S. automobile manufacturers and their suppliers to outsource the manufacture of specialty components such as brake valves, clutches and assemblies,many of these companies have the engineering and financial resources and have expressed the intention, from time to time, to manufacture these products internally. If this were to occur, it could have a material adverse effect on the Company. See "Business - Competition."

The market for the Company's products continues to change as customers redesign their vehicles, introduce new models and change technologies. A decline in the demand for the Company's products due to changes in technologies or market conditions may have an adverse effect on the Company. See "Business - Customers."

To remain competitive, the Company is required to continue to make significant capital investments in new machinery and manufacturing processes. There can be no assurance, however, that the financial resources will be available to enable the Company to continue to effectively respond to future technological changes or market demands of it customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."


ITEM 2 - PROPERTIES

The Company owns its primary facility which is located on seven acres of land in Carrollton, Texas, approximately 12 miles from Dallas, Texas. The facility consists of 106,000 square feet of manufacturing space for brake valves and clutches, and approximately 25,000 square feet of corporate office space. The Company has granted a security interest in its plant and equipment to collateralize certain bank loans. See
Note 5 of Notes to Consolidated Financial Statements. Additionally, the Company leases 3,000 square feet for administrative offices adjacent to its Carrollton plant. It is anticipated that this leased office space, which is currently on a month-to-month lease cancelable at the Company's option, will be closed during the first half of fiscal 1997.

The Company leases approximately 70,000 square feet of space in Fort Worth, Texas, 66,000 square feet for the manufacture of machined components and 4,000 square feet of office space. The lease for this space, which expired in August 1996, was renewed for five years expiring in August 2001.

NASS' corporate offices are located in Elk Grove, Illinois, a suburb of Chicago, where it operates its main manufacturing facility. This real estate and facility, consisting of 74,500 square feet of manufacturing space and 2,500 square feet of office space, is owned by NASS. In addition, NASS leases 21,150 square feet of space in nearby Lombard, Illinois where it manufactures non-automotive spring and coil products. NASS also has an after-market products division. Inventory for these products is maintained in a leased warehouse consisting of 24,500 square feet in Florence, Kentucky. The after-market sales office is located in Atlanta, Georgia which consists of 1,000 square feet.

The Company believes that the owned and leased space is sufficient for its current manufacturing needs and should be sufficient for anticipated sales increases over the next three years.


ITEM 3 - LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to certain claims and litigation related to on-the-job injuries. The Company does not believe that any claims will have a material adverse effect on the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended June 30, 1996.

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

           (a)       Market Information

                     The Common Stock of the Company is traded on the NASDAQ National Market System. The quarterly range of prices per share in the last two fiscal years was as follows:


                                                   HIGH        LOW
                  1995:
                  FIRST QUARTER.............       8 1/4      7 1/2
                  SECOND QUARTER............       9 1/4      7 1/4
                  THIRD QUARTER.............       8 1/2      6 3/4
                  FOURTH QUARTER............       8 1/4        6

                  1996:
                  FIRST QUARTER.............       9 1/4      7 1/4
                  SECOND QUARTER............      11 3/4      8 3/4
                  THIRD QUARTER.............      11 3/4      8 3/4
                  FOURTH QUARTER............        11          7

           (B)       HOLDERS

                     As of September 13, 1996, the approximate number of security holders of record of the Company were 54. The Company believes that beneficial shareholders is much larger.

           (C)       DIVIDENDS

                     There were no dividends  declared or paid in the past three
           fiscal  years.  The  Company   currently  has  bank  covenants  which
           effectively prevent dividend distributions.


ITEM 6 - CONSOLIDATED SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations," which are included elsewhere in this document. The selected consolidated financial data presented below for each of the five years in the period ended June 30, 1996 are derived from the Company's consolidated financial statements and reflect the acquisition of NASS and its results from the acquisition date of July 21, 1995. The data for each of the five years in the period ended June 30, 1996 have been extracted from the consolidated financial statements.

                                                                Year ended June 30,
                                        -------------------------------------------------------------

                                            1996         1995         1994         1993         1992
                                            ----         ----         ----         ----         ----
                                                  (Dollars in thousands, except per share data)

Net sales ..........................   $   72,642   $   44,900   $   36,896   $   27,241   $   23,334

Cost of sales ......................       57,711       34,849       28,517       20,654       18,442
                                       ----------   ----------   ----------   ----------   ----------
  Gross profit .....................       14,931       10,051        8,379        6,587        4,892

Selling, general and administrative         7,576        4,286        3,696        3,019        2,454
                                       ----------   ----------   ----------   ----------   ----------
  Operating income .................        7,355        5,765        4,683        3,568        2,438

Interest expense, net ..............        1,659          130          234          370          619
                                       ----------   ----------   ----------   ----------   ----------
  Income before income taxes .......        5,696        5,635        4,449        3,198        1,819

Income tax provision ...............        2,064        2,016        1,668        1,227          682

  Net income .......................   $    3,632   $    3,619   $    2,781   $    1,971   $    1,137
                                       ==========   ==========   ==========   ==========   ==========

Earnings per share .................   $      .74   $      .74   $      .66   $      .53   $      .31
                                       ==========   ==========   ==========   ==========   ==========

   Weighted average number of shares
   outstanding .....................    4,900,000    4,900,000    4,235,479    3,743,752    3,642,857
                                       ==========   ==========   ==========   ==========   ==========

                                                                    June 30,
                                              -------------------------------------------------

                                              1996       1995       1994       1993        1992
                                              ----       ----       ----       ----        ----
                                                                 (In thousands)
Balance sheet data:
   Working capital .....................   $ 11,285   $  8,048   $  9,779   $    (29)   $ (1,611)
   Property, plant and equipment, net...     27,790     16,664      9,725      7,763       6,585
   Total assets ........................     56,199     30,248     26,013     14,305      11,404
   Long-term obligations (1) ...........     19,533      3,419      2,255      2,343       1,816
   Total liabilities ...................     32,538     10,219      9,603      9,695       8,864
   Stockholders' Equity ................     23,661     20,029     16,410      4,610       2,540


(1)  Includes noncurrent portion of long-term debt obligations.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS

OVERVIEW

From 1993, the Company's net sales have grown at an annual compound rate of 38.7% and net income has grown at an annual compound rate of 22.6%. For fiscal 1996, sales increased approximately 62% to $72,642,000 from $44,900,000 in fiscal 1995 and net income grew to $3,632,000 in fiscal 1996 from $3,619,000 in fiscal 1995. The large increase in sales during the current year is primarily due to the acquisition of NASS, the specialty components and assemblies division, on July 21, 1995. The net sales of the Company's brake valve products had a compound rate of growth of 32.7% over the last three years and, in the 1996 fiscal year, increased 6.2% over the 1995 fiscal year. Net sales of power transmission products had a compound rate of growth of 8.2% over the last three years, with a decrease in sales of 3.9% in the 1996 fiscal year compared to the 1995 fiscal year. Management of the Company expects that the sales growth of the Company will continue to exceed the growth in sales of the automobile industry as a whole. The Company's backlog at June 30, 1996 was approximately $20,500,000, which represents an increase of 118% over the backlog of approximately $9,400,000 at June 30, 1995. Additionally, customer commitments for new tooling at June 30, 1996 were approximately $900,000, as compared to approximately $1,200,000 at June 30, 1995.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's statements of income:


                                                    1996      1995      1994
                                                    ----      ----      ----
Net sales:
  Brake valves ..................................   32.9%     50.1%     47.1%

  Power transmission components .................   29.7      49.9      52.9

  Specialty components and assemblies ...........   37.4       0.0       0.0
                                                   -----     -----     -----
    Total net sales .............................  100.0     100.0     100.0
                                                   -----     -----     -----

Cost of sales ...................................   79.4      77.6      77.3
                                                   -----     -----     -----
Gross profit ....................................   20.6      22.4      22.7
Selling, general and administrative expenses ....   10.5       9.5      10.0
                                                   -----     -----     -----
Operating income ................................   10.1      12.9      12.7
Interest expense, net ...........................    2.3       0.3       0.6
                                                   -----     -----     -----
Income before income taxes ......................    7.8      12.6      12.1
Income taxes ....................................    2.8       4.5       4.5
                                                   -----     -----     -----
Net income ......................................    5.0%      8.1%      7.6%
                                                   =====     =====     =====



YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

Net sales in fiscal year 1996 were $72,642,000 compared to $44,900,000 for the comparable period of the prior fiscal year, representing an increase of $27,742,000 (61.8%). Net sales are comprised of sales of brake valves, power transmission components and specialty components and assemblies. The increase primarily resulted from sales of $27,200,000 by the specialty components and assemblies division, which was acquired on July 21, 1995. The brake valve division sales increased by $1,406,000 (6.2%) to $23,909,000 compared to $22,503,000 in the 1995 fiscal year. The increase is primarily due to supplying a full year's production to Chrysler for the mini-van and mid-size 1996 car lines. This increase in sales was partially offset by a decline in year-on-year production levels for Ford and General Motors. Sales of power transmission components of $21,533,000 in the 1996 fiscal year decreased by $864,000 (3.9%) from sales of $22,397,000 for the prior year. Increased sales of clutches for the heavy truck market were offset by declining demand for "shift on the fly clutches" and lower sales of air conditioning mounting brackets which had been significant in the prior year. The impact of price changes was not significant.

Fiscal year 1996 gross profit increased by $4,881,000 (48.6%) to $14,931,000, representing 20.6% of net sales, as compared to gross profit of $10,050,000 or 22.4% of net sales in the same period of the prior fiscal year. The primary reason for the increase in gross profit is increased sales volume due to the acquisition of the specialty components and assemblies division. The decline in the gross profit percentage in comparison to the same period of the prior year was affected by the acquired company, whose gross margin percentage is slightly lower than that of the combined margins of the already existing divisions. Also, the gross margin percentage is affected by the timing and extent of the changes in product mix, sales volume, new product start-up costs and numerous other factors. Brake valve gross margins improved throughout fiscal 1996 as new equipment was put into place and efficiencies were realized. The brake valve facility expansion completed in November 1995 also contributed significantly to improvement in the second half of the year. The power transmission gross margin percentage decreased due to the under utilization of capacity resulting from lower sales and changing product mix. The impact of price increases on materials was not significant during the period.

Selling, general and administrative costs in the 1996 fiscal year were $7,576,000 (10.5% of net sales) as compared to $4,286,000 (9.5% of net sales) in the 1995 fiscal year, representing an increase of $3,290,000 (76.8%). The increase  is  primarily  due to expenses  associated  with the  acquisition  and amortization expense on goodwill of $317,000. The selling, general and administrative expenses of the Company, excluding those attributable to the acquired business, increased approximately $317,000 over the prior year due to higher net research and development expenses.

Net interest expense of $1,659,000 for the year ended June 30, 1996 includes interest income of $9,000 which was earned on excess cash balances prior to the acquisition. Before deducting interest income, interest expense was $1,669,000 as compared to $254,000 for the year ended June 30, 1995. The increase was due to the debt incurred in connection with the acquisition of the specialty components and assemblies division.

Net income was $3,632,000 (5.0% of net sales) for the 1996 fiscal year compared to $3,619,000 (8.1% of net sales) for the same period of the prior fiscal year, representing an increase of $13,000 (0.4%). Net income as a percentage of net sales is lower in the current year primarily due to lower gross margins and the impact of goodwill amortization and interest associated with the acquisition. Net income for the 1996 fiscal year represented a 18% return on equity and debt represents 48% of total capitalization.

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

Net sales in fiscal year 1995 were $44,900,000 compared to $36,896,000 for the comparable period of the prior fiscal year, representing an increase of $8,004,000 (21.7%). Net sales are comprised of sales of brake valves and power transmission components. Sales of brake valves for the 1995 fiscal year increased by $5,138,000 (29.6%) to $22,503,000 compared to $17,365,000 in the
1994 fiscal year. Brake valve sales growth has resulted from increases in market share, substantially attributable to sales of the Company's brake valves for use in the new Chrysler passenger cars. Sales of power transmission components of $22,397,000 in the 1995 fiscal year increased by $2,866,000 (14.7%) from sales of $19,531,000 for the prior year. The increase in net sales resulted from sales to new customers, such as Navistar, Motivair and Mitsubishi, which was partially offset by the loss of the Ford Explorer business in December 1994. The impact of price changes were not significant to the overall net sales increase.

Fiscal year 1995 gross profit increased by $1,671,000 (19.9%) to $10,050,000, representing 22.4% of net sales as compared to a gross profit of $8,379,000 or 22.7% of net sales in the same period of the prior fiscal year. The increase in gross profit dollars is primarily due to the increase in the net sales volume for the Company. The increased volume and profitability of the brake valve product line had a favorable effect on gross profit as a percent of sales which was offset by lower margins for the power transmission product line. As a result, the gross profit percentage for the Company remained almost the same for the 1995 fiscal year as the prior year. Brake valve gross margin improved in fiscal 1995 because of labor and operating cost efficiencies attributable to the Company's capital investment in automated machining, assembly and testing equipment. Power transmission margins increased in dollars but declined as a percent of sales in fiscal 1995 because of start-up costs associated with new products and customers. Price increases on raw materials, such as copper and aluminum, had a small negative effect on the margins for both product lines because these increases were not able to be completely passed on to customers. The gross profit percentage is affected by the timing and extent of the changes in product mix, sales volume, new product start-up costs and numerous other factors. There can be no assurance that the Company will maintain these ratios on a quarterly or annual basis.

Selling, general and administrative costs in the 1995 fiscal year were $4,286,000 (9.5% of net sales) as compared to $3,696,000 (10.0% of net sales) in the 1994 fiscal year, representing an increase of $590,000 (16.0%). Most of the increase in selling, general and administrative expenses increased in the 1995 fiscal year to support the increased sales by the Company. These expenses, however, increased at a lower rate than sales, resulting an improvement in selling, general and administrative expenses as a percentage of sales.

Net interest expense of $130,000 for the year ended June 30, 1995 includes interest income of $125,000 which was earned on cash invested during the period. Before deducting interest income, interest expense was $254,000 as compared to $294,000 for the year ended June 30, 1994. This decrease of $40,000 (13.7%) is primarily attributable to lower average debt balances outstanding in the current period. Interest income increased by $65,000 to $125,000 for the year ended June 30, 1995 as compared to $60,000 in the prior year. The increase in interest income is due to interest earned on excess cash balances attributable to the initial public offering of the Company's stock on January 24, 1994.

Net income was $3,619,000 (8.1% of net sales) for the 1995 fiscal year compared to $2,781,000 (7.6% of net sales) for the same period of the prior fiscal year, representing an increase of $838,000 (30.1%). Net income for the 1995 fiscal year represented a 22% return on equity and debt represents 19% on total capitalization.

LIQUIDITY AND CAPITAL RESOURCES

For the 1996 fiscal year both cash flow and working capital were affected by the acquisition of NASS. Cash provided by net income before changes in operating assets and liabilities amounted to $7,602,000 which was used, in part, to increase net operating assets by $2,745,000, resulting in net cash provided by operations of $4,858,000. The increase in cash flow from operations over the prior year is primarily due to the specialty components and assemblies division which made a positive contribution to cash provided from operations. Cash provided by net income before changes in operating assets and liabilities was $5,749,000 and $4,271,000 for fiscal 1995 and 1994, respectively; cash was used for net increases in operating assets of $3,037,000 and $2,596,000 in fiscal 1995 and 1994, respectively; the net cash provided by operations was $2,712,000 in fiscal 1995 and $1,675,000 in fiscal 1994. In the three years ended June 30, 1996, working capital increased to $11,285,000 from $9,779,000. Cash flow from operations, bank financing and the proceeds from the initial public stock offering generated sufficient funds to permit the Company to invest an aggregate of $17,797,000 in capital equipment over the three year period. Cash flow coverage of the current maturities of long term debt is 3.3 to 1.

The net change in operating assets and liabilities for the year ended June 30, 1996 of $2,745,000 is primarily the result of the increases in trade accounts receivable of $2,492,000 primarily due to an increase in the average days sales outstanding to 52 days at June 30, 1996 from 47 days at June 30, 1995, based upon the three months sales prior to the end of the period. The increase in the number of days sales outstanding is primarily due to both special terms granted to a certain significant customer and a more diversified customer base. As of June 30, 1996, no significant receivables were considered uncollectible.

The Company made expenditures of $5,765,000 in 1996 for capital equipment to improve productivity and increase capacity and to complete the expansion of the brake valve manufacturing space by 85% which began in fiscal 1995 and was completed in the second quarter of fiscal 1996. Capital spending in fiscal 1995 was $8,589,000. Capital spending in fiscal 1997 is expected to be approximately $4,000,000.

The Company's long-term debt includes consolidated term and mortgage notes (original principal amounts of $13,700,000 and $960,000, respectively and current balances at June 30, 1996 of $11,906,000 and $731,000, respectively) which are payable in monthly installments of $163,095 and $5,333, respectively, plus interest at either the prime rate or LIBOR plus 1 1/2%. All amounts borrowed under the consolidated term and mortgage notes are secured by the Company's real estate, accounts receivable, inventory, machinery and equipment and have maturities of August 1, 2002 and November 1, 2007, respectively. The consolidated term note limits dividends payable by the Company.

The Company has a credit agreement of $10,000,000 and an equipment acquisition facility of $3,000,000 (collectively the "Credit Facilities") for working capital and capital equipment needs. The Credit Facilities mature on July 21, 1998. As of June 30, 1996, $4,066,000 was available under the credit agreement and $1,503,000 was available under the equipment acquisition facility. An annual fee of one quarter of one percent is payable monthly on the unused portion of the Credit Facilities. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the Credit Facilities. See Note 5 of Notes to the Consolidated Financial Statements.

The current ratio of the Company declined to 2.0 to 1 at June 30, 1996 compared to 2.5 to 1 at June 30, 1995 primarily due to the payment of the purchase price for the acquisition of NASS. Also reducing the current ratio is a cash mangement system utilized by the Company which applies all available cash to pay down the credit facility. As a result of this cash management system, cash balances at June 30, 1996 were $0.

The book value per share has increased to $4.83 at June 30, 1996 from $4.09 at June 30, 1995. Management anticipates that cash flow from operations and bank credit availability will be adequate to fund the existing acquisition debt, anticipated capital and tooling requirements and working capital needs for the next two years.

In late September 1996, NASS was informed by Ford that its status as a "Q1" supplier was being reviewed as a result of certain quality concerns regarding its products. Until the review is concluded satisfactorily, NASS is prohibited from being considered for additional business from Ford. Management is aggressively pursuing actions and plans to conclude this review favorably to NASS by bringing its manufacturing and quality processes up to expected standards in a timely manner. In fiscal 1996 sales to Ford by NASS were approximately $14,000,000; there can be no assurance as to the effect this review will have on the Company's future sales.


SEASONALITY

Net sales and operating results do not follow a predictable seasonal pattern from quarter to quarter because the development and initial production of new products may occur at different times of the year. Generally, in these periods certain inefficiencies are experienced which result in higher costs to the Company. In addition, the Company usually experiences somewhat lower sales in the quarters ended December 31 and September 30 as automobile manufacturers traditionally close their plants for vacations or model changeovers during these periods resulting in lower demand for the Company's products.

INFLATION

The Company  believes that the  relatively  moderate rate of inflation in recent
years  has  not  had  a  significant   impact  on  the  Company's   revenues  or
profitability.


ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information required with respect to this Item 8, see "Consolidated Financial Statements and Schedules" on pages F-1 through F-15 of this report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required for this Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1996.


ITEM  11 - EXECUTIVE COMPENSATION

Information required for this Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1996.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required for this Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1996.


ITEM  13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required for this Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1996.


                                     PART IV

ITEM  14 - EXHIBITS,  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a) (1) and (2)  Consolidated Financial Statements and Schedules

The consolidated financial statements and schedules of Hilite Industries, Inc. are included in Part IV of this report on the pages indicated below:

      PAGE

Report of Independent Accountants                                       F-1

Consolidated Financial Statements:

Consolidated Balance Sheets at June
 30, 1996 and 1995                                                      F-2

Consolidated Statements of Income for
 the years ended June 30, 1996, 1995 and 1994                           F-3

Consolidated Statements of Cash Flows
 for the years ended June 30, 1996, 1995 and 1994                       F-4

Consolidated Statements of Stockholders' Equity
 for the years ended June 30, 1996, 1995 and 1994                       F-5

Notes to Consolidated Financial Statements                           F-6 - F-14

Consolidated Financial Statement Schedules:

VIII.   Valuation and Qualifying Accounts and Reserves
      for the years ended June 30, 1996, 1995 and 1994                  F-15


Consolidated Financial Statement Schedules Omitted
- --------------------------------------------------

Certain consolidated financial statement schedules are omitted because of the absence of conditions under which they are required because the required information is presented in the financial statements or notes thereto.

(a) (3) Exhibits

Exhibit
Number                              Description
- ------                              -----------

3.1               Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

3.2 Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

4.1               Specimen of Common Stock certificate  (Incorporated  herein by
                  reference  to  Exhibit  4.1  of  the  Company's   Registration
                  Statement on Form S-1, Registration No. 33-72014)

4.2 Form of Representative's Share Purchase Option (Incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

10.1              1993 Stock  Option Plan  (Incorporated  herein by reference to
                  Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

10.2 Employment Agreement dated July 1, 1993 between the Company and Samuel M. Berry (Incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

10.3 Management Contract between the Company and Lineberger & Co., LLC dated July 1, 1993 (Incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

10.4 Lease Agreement between the Company and Roger C. Hunsacker d/b/a Hunsacker Properties dated September 2, 1993 (Incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

10.5 Lease Agreement between the Company and Leonard Properties dated August 1992 and Amendment No. 1 thereto (Incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

10.6 Secured Loan Agreement between the Company and COMERICA Bank-Texas dated December 21, 1990 (the "Loan Agreement") (Incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

10.7 Amendment to Loan Agreement dated January 31, 1992 (Incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, Registration No. 33- 72014)

10.8 Second Amendment to Loan Agreement dated October 28, 1992 (Incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

10.9              Third  Amendment  to Loan  Agreement  dated  November 11, 1993
                  (Incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

10.10             Fourth  Amendment to Loan  Agreement  dated  February 15, 1994
                  (Incorporated herein by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1993, File No. 0-22924)

10.11             Fifth  Amendment  to Loan  Agreement  dated  October  26, 1994
                  (Incorporated herein by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1994, File No. 0-22924)

10.12 Equipment Acquisition Note dated December 12, 1994 (Incorporated herein by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1994, File No. 0-22924)

10.13 Equipment Acquisition Note dated June 26, 1995 (Incorporated herein by reference to Exhibit 10.13 of the Company's Report on Form 10-K for the year ended June 30, 1995, File No. 0-22924)

10.14 Stock Purchase Agreement dated July 21, 1995, among Hilite Industries, Inc., a Deleware Corporation, Registrant and Michael L. McKee, Donald P. Degenhardt and Robert S. Johnson (Incorporated herein by reference to Exhibit 10.1 of the Company's Report on Form 8-K on August 7, 1995, File No. 0-22924)

10.15 Amended and Restated Secured Loan Agreement dated July 21, 1995, among Hilite Industries, Inc. and COMERICA Bank - Texas (Incorporated herein by reference to Exhibit 10.2 of the Company's Report on Form 8-K on August 7, 1995, File No. 0-22924)

10.16 Management contract between the company and Lineberger & Co., LLC dated July 1, 1996.


23.1              Consent of Price Waterhouse LLP


(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  Shareholders of Hilite Industries, Inc. and its subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 16 present fairly, in all material respects, the financial position of Hilite Industries, Inc. at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP



Dallas, Texas
August 2, 1996

                             HILITE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      As of June 30,
                                                                               ----------------------------
                                                                                   1996            1995
                                                                               ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents .................................................  $       --      $  1,120,543
  Accounts receivable, less allowance for doubtful accounts of
    $91,100 at June 30, 1996 and $70,000 at June 30,1995 ....................    11,356,477       5,871,712
  Tooling receivable ........................................................       760,982         654,767
  Inventories ...............................................................     8,845,457       5,420,737
  Income taxes receivable ...................................................       235,615            --
  Deferred income taxes .....................................................       472,627         308,000
  Prepaid expenses and other current assets .................................       542,089         207,334
                                                                               ------------    ------------
    Total current assets.....................................................    22,213,247     13,583,093
                                                                               ------------    ------------


Property, plant and equipment ...............................................    38,139,671      24,149,658
Less accumulated depreciation and amortization ..............................   (10,349,569)     (7,485,224)
                                                                               ------------    ------------
Property, plant and equipment, net ..........................................    27,790,102      16,664,434
                                                                               ------------    ------------

Goodwill, net of accumulated amortization ...................................     6,195,290            --
                                                                               ------------    ------------
TOTAL ASSETS ................................................................  $ 56,198,639    $ 30,247,527
                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses .....................................  $  8,607,287    $  4,175,341
  Long-term debt - current portion ..........................................     2,320,672       1,346,000
  Income taxes payable ......................................................          --            13,337
                                                                               ------------    ------------
    Total current liabilities................................................    10,927,959      5,534,678
                                                                               ------------    ------------

Note payable ................................................................     5,933,659            --
Long-term debt...............................................................    11,738,709      3,419,167
Subordinateddebt ............................................................     1,860,184            --
Deferred income taxes .......................................................     2,077,589       1,265,000
                                                                               ------------    ------------
    Total non-current liabilities............................................    21,610,141      4,684,167
                                                                               ------------    ------------

Commitments and Contingencies (See Note 11.)

Stockholders' equity:
  Preferred Stock, $.01 par value; 5,000 shares
    authorized, none issued and outstanding .................................          --              --
  Common stock, $.01 par value; 15,000,000 shares
    authorized, 4,900,000 isssued and outstanding
    at June 30, 1996 and 1995 ...............................................        49,000          49,000
  Additional paid-in capital ................................................     9,105,674       9,105,674
  Retained earnings .........................................................    14,505,865      10,874,008
                                                                               ------------    ------------
    Total stockholders' equity ..............................................    23,660,539      20,028,682
                                                                               ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................  $ 56,198,639    $ 30,247,527
                                                                               ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             HILITE INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   For the Year Ended June 30,
                                                           ---------------------------------------
                                                               1996          1995          1994
                                                           -----------   -----------   -----------
Net sales...............................................   $72,641,500   $44,899,515   $36,896,076
Cost of sales ..........................................    57,710,737    34,849,251    28,516,822
                                                           -----------   -----------   -----------

Gross Profit ...........................................    14,930,763    10,050,264     8,379,254

Selling, general and administrative expenses ...........     7,575,953     4,286,120     3,696,083
                                                           -----------   -----------   -----------

Operating income .......................................     7,354,810     5,764,144     4,683,171
Interest income ........................................         9,390       124,873        60,030
Interest expense .......................................     1,668,763       254,376       294,296
                                                           -----------   -----------   -----------
Income before income  taxes ............................     5,695,437     5,634,641     4,448,905

Income tax provision ...................................     2,063,580     2,016,000     1,668,000
                                                           -----------   -----------   -----------

Net income .............................................   $ 3,631,857   $ 3,618,641   $ 2,780,905
                                                           ===========   ===========   ===========

PER SHARE DATA:

Earnings per share.....................................$           .74   $       .74   $       .66
                                                           ===========   ===========   ===========

Weighted average number of shares  outstanding .........     4,900,000     4,900,000     4,235,479
                                                           ===========   ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             HILITE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                FOR THE YEAR ENDED JUNE 30,
                                                                                    --------------------------------------------
                                                                                        1996            1995            1994
                                                                                    ------------    ------------    ------------
Cash flows from operations:
Net income......................................................................$      3,631,857    $  3,618,641    $  2,780,905
                                                                                    ------------    ------------    ------------
  Adjustments to reconcile net income to net cash
   provided by operations:
     Depreciation ...............................................................      3,005,474       1,649,518       1,481,348
     Goodwill  amortization .....................................................        316,968            --              --
     Increase in net deferred income taxes ......................................        647,962         481,000           9,034
                                                                                    ------------    ------------    ------------
Cash provided from operations before changes in
   operating assets and liabilities .............................................      7,602,261       5,749,159       4,271,287


     Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable ...............................     (2,491,920)        280,734      (2,508,802)
       Increase in tooling receivable ...........................................       (106,215)       (385,618)       (269,149)
       Increase in inventories ..................................................       (149,820)     (1,807,335)     (1,094,733)
       (Increase) decrease in prepaid expenses and
         other current assets ...................................................        332,406         371,154        (569,335)
       Increase (decrease) in accounts payable and
         accrued expenses .......................................................        (80,014)     (1,306,850)      1,694,299
       Increase (decrease) in income taxes payable ..............................       (248,952)       (188,747)        151,377
                                                                                    ------------    ------------    ------------
    Total changes in operating assets and liabilities ...........................     (2,744,515)     (3,036,662)     (2,596,343)
                                                                                    ------------    ------------    ------------

Net cash provided by operations .................................................      4,857,746       2,712,497       1,674,944
                                                                                    ------------    ------------    ------------



Cash flows from investing activities:
  Acquisition of subsidiary .....................................................     (7,789,000)           --              --
  Additions to property, plant and equipment, net ...............................     (5,764,817)     (8,589,351)     (3,442,584)
                                                                                    ------------    ------------    ------------
Net cash used in investing activities ...........................................    (13,553,817)     (8,589,351)     (3,442,584)
                                                                                    ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from acquisition financing ...........................................     15,397,000            --              --
  Net proceeds from sale of Capital Stock .......................................           --              --         9,018,800
  Repayment of note payable .....................................................           --              --        (2,000,000)
  Proceeds from note payable ....................................................        344,085            --              --
  Proceeds from long-term debt ..................................................      1,497,000       2,600,000         750,000
  Repayments of debt and capital lease obligations ..............................     (9,662,557)       (916,000)       (744,278)
                                                                                    ------------    ------------    ------------
Net cash provided by financing activities .......................................      7,575,528       1,684,000       7,024,522
                                                                                    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ............................     (1,120,543)     (4,192,854)      5,256,882
Cash and cash equivalents at beginning of period ................................      1,120,543       5,313,397          56,515
                                                                                    ------------    ------------    ------------
Cash and cash equivalents at end of period ......................................   $       --      $  1,120,543    $  5,313,397
                                                                                    ============    ============    ============

   As part of the acquisition of subsidiary, $2,000,000 in subordinated notes were issued to the sellers as consideration for the purchase price. The issuance of the subordinated notes increased the price for the acquisition. See Note 13 of Notes to the Consolidate Financial Statements.

                   The accompanying notes are an integral part of the consolidated financial statements.

                             HILITE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                        Common Stock        Additional                      Total
                                        ------------          Paid-in       Retained     Stockholders'
                                    Shares       Amount       Capital       Earnings       Equity

Balance June 30, 1993 .......     3,750,000   $    37,500   $    98,374   $ 4,474,462   $24,610,336
Issuance of Common Stock ....     1,150,000        11,500     9,007,300          --       9,018,800
Net income for the year ended
 June 30, 1994 ..............          --            --            --       2,780,905     2,780,905
                                -----------   -----------   -----------   -----------   -----------
Balance June 30, 1994 .......     4,900,000        49,000     9,105,674     7,255,367    16,410,041
Net income for the year ended
 June 30, 1995 ..............          --            --            --       3,618,641     3,618,641
                                -----------   -----------   -----------   -----------   -----------
Balance June 30, 1995 .......     4,900,000        49,000     9,105,674    10,874,008    20,028,682
Net income for the year ended
 June 30, 1996 ..............          --            --            --       3,631,857     3,631,857
                                -----------   -----------   -----------   -----------   -----------
Balance June 30, 1996 .......     4,900,000   $    49,000   $ 9,105,674   $14,505,865   $23,660,539
                                ===========   ===========   ===========   ===========   ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Hilite Industries, Inc. ("Hilite"), a Delaware corporation, was incorporated on December 23, 1986. Hilite was formerly a wholly owned subsidiary of J.E. Lineberger & Co., LLC ("JEL"). In November 1993, Hilite and JEL consummated a reverse merger with the transferred assets and liabilities accounted for at historical cost, in a manner consistent with pooling of interests accounting. Upon completion of the merger, the merged entity, Hilite Industries, Inc. (the "Company"), effected a stock split whereby approximately 11,905 shares were exchanged for each share of outstanding common stock.

       On July 21, 1995, the Company acquired 100% of the outstanding common stock of North American Spring and Stamping Corp. ("NASS") from its three stockholders ("Selling Stockholders"). In consideration for the transaction, the Company paid $17,397,000, subject to certain post-closing adjustments. The acquisition was accounted for by the purchase method of accounting and the Company's consolidated financial statements are based upon NASS' estimated fair market values as of the effective date of the transaction. The Company's consolidated statements of income include the results of operation of NASS subsequent to July 21, 1995.

       The Company is engaged in the manufacture of products used primarily in the automotive industry. The Company's products are sold primarily to manufacturers of automobiles and their suppliers, pursuant to credit terms customarily extended in the industry. The Company operates separately under the names Pitts Industries ("Pitts"), Surfaces, Machine Parts Company ("MAPCO") and North American Spring and Stamping Corp. Pitts manufactures electromagnetic clutches for various applications. Surfaces manufactures brake proportioning valves for automotive brake systems. MAPCO manufactures mounting brackets, fan blades and pulleys. NASS manufactures specialty springs, stamping products and assemblies.

       The Company's significant accounting policies are as follows:

       CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less.

       INVENTORY - Inventories are stated at the lower of cost or market, cost being determined on a first in-first out ("FIFO") basis.

       PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment, including assets under capital lease, are carried at cost. Depreciation and amortization are computed on the straight line basis over the estimated useful lives of the assets and the remaining term of capital leases, respectively. Repair and maintenance expenditures are charged to operations as incurred and expenditures for major renewals and betterments are capitalized. When units of property are disposed, the cost and related accumulated depreciation are removed from the accounts, and the resulting gains or losses are included in the results of operations.

       Property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized for the deficit of fair values compared to carrying amounts.

       The Company routinely makes expenditures for fixtures and equipment to facilitate production of specific products. These tooling costs are often reimbursed by customers. To the extent that total project expenditures exceed related reimbursements, the excess is capitalized and included in property, plant and equipment (other) and depreciated over the related production life. Net costs expended which are expected to be reimbursed within one year are included in prepaid expenses and other current assets. Net reimbursements in excess of amounts expended which are expected to be fully expended are recorded in accounts payable and accrued expenses until expended.

       GOODWILL - The excess of cost over the fair value of net assets acquired in an acquisition (goodwill) is being amortized principally over 20 years on a straight-line basis. The recoverability of goodwill is assessed by the Company on an ongoing basis by comparing the undiscounted value of expected future operating cash flows in relation to its net capital investment in the underlying business.

       Amortization expense and accumulated amortization was $317,000 as of and for the year ended June 30, 1996. No amortization expense was reported for the years ending June 30, 1995 and 1994.

       REVENUE RECOGNITION - Sales revenue and related cost of sales are recognized as products are shipped. In the ordinary course of business, certain products sold by the Company are subject to retroactive price adjustments. No material retroactive price adjustments were recorded in the financial statements for the 1996, 1995 or 1994 fiscal years, and the Company's management believes that there are no sales recorded in the financial statements for such periods which are subject to material retroactive adjustment.

       INCOME TAXES - The Company accounts for income taxes under the guidance of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

       USE OF ESTIMATES - Financial statements prepared in conformity with generally accepted accounting principles require management to make estimates and assumptions about reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Management must also make estimates and judgments about future results of operations related to specific elements of the business in assessing recoverability of assets and recorded values of liabilities. Actual results could differ from these estimates.

       STOCK-BASED COMPENSATION - The Company elected early adoption of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). While the Company will continue to measure compensation costs under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, there were no options granted to officers during the year ended June 30, 1996. As a result, there was no effect of SFAS 123 on the consolidated financial statements.

       RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation.

2.     INVENTORIES

       Inventories at June 30, 1996 and 1995 consisted of the following:


                                              1996         1995
                                          ----------   ----------

Raw materials.........................$    3,432,454   $2,117,695
Work in process .......................    2,194,099    1,179,521
Finished goods ........................    3,218,904    2,123,521
                                          ----------   ----------

                                          $8,845,457   $5,420,737
                                          ==========   ==========


3.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at June 30, 1996 and 1995 consisted of the following:


                                          1996                1995
                                      -----------         -----------

Land ...............................  $ 1,150,000         $   500,000
Building and Improvements ..........    6,428,585           3,424,895
Machinery and Equipment ............   29,644,173          19,519,349
Leasehold Improvements .............       29,689              29,689
Other ..............................      887,224             675,725
                                      -----------         -----------
                                       38,139,671          24,149,658

Less accumulated depreciation and
  amortization......................  (10,349,569)         (7,485,224)
                                      -----------         -----------
                                      $27,790,102         $16,664,434
                                      ===========         ===========

       Net reimbursements of tooling costs in excess of costs expended which were expected to be fully expended totaled $324,000 and $128,000 as of June 30, 1996 and 1995, respectively, and have been included in accounts payable and accrued expenses. Progress payments for machinery ordered and not placed in service totaling $1,149,000 and $4,633,000 as of June 30, 1996 and 1995, respectively, are included in machinery and equipment. Open commitments to purchase machinery and equipment at June 30, 1996 totaled $225,000.

       During the year ended June 30, 1994, the Company recorded an additional $278,000 ($0.07 per share in 1994) in annual depreciation expense resulting from a revision to the estimated useful lives of certain machinery and equipment.

       Routine repairs and maintenance charged to expense were $1,355,757, $1,334,532 and $1,245,665 for the years ended June 30, 1996, 1995 and
       1994, respectively.

4.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities at June 30, 1996 and 1995 consisted of the following:


                                                         1996            1995
                                                      ----------      ----------

Trade accounts payable .........................      $5,193,615      $2,096,022
Accrued payroll and payroll related ............       1,196,754         893,331
Accrued employee benefit plan costs ............         660,181         319,933
Accrued health plan claims .....................         235,335         350,000
Accrued occupational injury plan costs .........          50,640         175,000
Other accrued expenses .........................       1,270,762         341,055
                                                      ----------      ----------
TOTAL ..........................................      $8,607,287      $4,175,341
                                                      ==========      ==========


5.     DEBT AND NOTES PAYABLE

       Long-term debt at June 30, 1996 and 1995 consisted of the following:


                                                   1996                1995
                                               ------------        ------------
Consolidated term note payable .........       $ 11,905,952        $  1,460,500
Real estate term note payable ..........            730,667             794,667
Equipment term note payable #1 .........               --               810,000
Equipment term note payable #2 .........               --             1,700,000
Equipment term note payable #3 .........          1,422,762                --
                                               ------------        ------------
                                                 14,059,381           4,765,167
Less current portion ...................         (2,320,672)         (1,346,000)
                                               ------------        ------------
                                               $ 11,738,709        $  3,419,167
                                               ============        ============

       Effective July 21, 1995, the Company, in conjunction with its acquisition of North American Spring and Stamping Corp., executed an amendment to its existing loan agreement ("the Agreement") with a bank to reflect new credit facilities totaling $26,700,000. The credit facilities consist of the following:

       1) A revolving line of credit of $10,000,000 with interest payable monthly, at the Company's option, of either prime rate less 1/2% (7.75% at June 30, 1996) or LIBOR plus 1 1/4% (7.375% at June 30,
              1996). The revolving line of credit expires on July 21, 1998 and is reflected as a long-term liability on the financial statements. A commitment fee of 1/4%, per annum, is charged on the average unused portion of the revolving line of credit to the bank, payable quarterly. As of June 30, 1996, $5,933,659 had been used on the line of credit, of which $5,590,000 was used to complete financing on the acquisition, and $4,066,341 is available,

       2) Term loans of $13,700,000 original principal balance and $11,905,952 at June 30, 1996. Principal payments on the term loan of approximately $163,000 together with interest are payable monthly. The maturity date of the term loans is August 1, 2002. The term loans bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2% (7.625% at June 30, 1996). The term loans were used for funding the acquisition and for refinancing existing Company debt,

       3) An equipment acquisition facility of $3,000,000 for the financing of equipment purchases. Any term loans issued under this facility will bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2% (7.625% at June 30, 1996). During the third quarter a term loan of $1,497,000 had been used under this facility and as of June 30, 1996 $1,422,762 was outstanding and $1,503,000 is available under the facility. Principal payments on the equipment acquisition facility of approximately $25,000 together with interest are payable monthly;

       In addition to the above credit facility, the Company also has a fifteen year real estate note with the same bank that expires on November 1, 2007. The note, which has an original principal amount of $960,000 and a $730,667 outstanding balance at June 30, 1996, is payable in monthly installments of $5,333 plus interest at the prime rate (8.25% at June 30, 1996). The real estate note's due date can be accelerated, at the bank's option, to July 21, 1998.

       All of the notes and line of credit are collateralized by accounts receivable, inventory, equipment and real estate of the Company.

       The term notes and the revolving credit note contain certain covenants relating to tangible effective net worth, debt and cash flow coverage ratio.

       Principal payments on long-term debt due in each of the next five fiscal years and thereafter are $2,320,672, $2,320,672, $2,320,672, $2,320,672,
       $2,245,774 and $2,530,919, respectively.

       Interest payments during the years ended June 30, 1996, 1995 and 1994 were $1,659,373, $283,377 and $300,417, respectively.


6.     INCOME TAXES

       The components of net deferred tax assets and liabilities at of June 30, 1996 and 1995 consisted of the following:


                                                             1996      1995
                                                          ---------  --------
Deferred assets:
  Book accruals and reserves in excess of cumulative tax
    deductions............................................$  413,627 $  274,000
                                                          ---------- ----------
  Inventory capitalization ...............................    59,000     34,000
                                                          ---------- ----------

TOTAL ....................................................$  472,627 $  308,000
                                                          ========== ===========

Deferred liability - tax depreciation in excess of book.. $2,077,589 $1,265,000
                                                          ========== ==========

The provision for federal income taxes for the years ended June 30, 1996, 1995 and 1994 consisted of the following:


                                     1996              1995              1994
                                  ----------        ----------        ----------
  Current:
    Federal ..............        $1,274,580        $1,411,000        $1,536,000
    State ................           113,000           123,000           123,000
  Deferred ...............           676,000           482,000             9,000
                                  ----------        ----------        ----------
TOTAL ....................        $2,063,580        $2,016,000        $1,668,000
                                  ==========        ==========        ==========

       The following is a reconciliation between the Company's income tax expense calculated using the statutory federal income tax rate and the tax expense calculated using the effective income tax rate for the years ended June 30, 1996, 1995 and 1994:


                                           1996          1995           1994
                                        -----------   -----------    -----------

Pretax book income at statutory rate    $ 1,936,450   $ 1,916,000    $ 1,513,000
State taxes .........................       113,000       123,000        123,000
Other ...............................        14,130       (23,000)        32,000
                                        -----------   -----------    -----------

                                        $ 2,063,580   $ 2,016,000    $ 1,668,000
                                        ===========   ===========    ===========

       Net tax payments during the years ended June 30, 1996, 1995 and 1994 were $1,630,000, $1,725,000 and $1,510,000, respectively.


7.     SALES TO MAJOR CUSTOMERS

       The Company's five largest customers with their percentages of the Company's net sales for the 1996, 1995 and 1994 fiscal years were as follows:


                                            Percentage of Net Sales
                                            -----------------------
                      CUSTOMER                 1996  1995  1994
                      --------                 ----  ----  ----
                Ford ........................   30%   23%   21%

                General Motors ..............    9    12    13

                Chrysler ....................    7     1    --

                Bosch (formerly AlliedSignal)    7    10    13

                Borg-Warner .................    7    17    31


8.     RESEARCH AND DEVELOPMENT

       The Company is engaged in several research and development projects. Costs associated with these projects are charged to operations when incurred. Research and development costs are included in general and administrative expenses and totaled $944,802, $879,400 and $765,629 for the years ended June 30, 1996, 1995 and 1994, respectively.


9.     STOCKHOLDERS' EQUITY

       On January 24, 1994, the Company consummated an initial public offering of its Common Stock (the "Offering"). Prior to the Offering, 3,750,000 shares of Common Stock (15,000,000 shares authorized) were issued and outstanding. Pursuant to the Offering, an additional 1,000,000 shares of Common Stock were issued at $9.00 per share. The proceeds to the Company, after deducting Underwriters' commissions and discounts were $8,320,000. On February 22, 1994, the Underwriters exercised their over-allotment option to purchase an additional 150,000 shares of Common Stock. Proceeds of $1,248,000 were received from the sale of these shares. Direct costs and expenses associated with the Offering, excluding Underwriters' commissions and discounts totaled $549,200 and were charged to additional paid-in-capital.

       From time to time the Company has granted stock options to certain officers of the Company. See Note 12.


10.    TRANSACTIONS WITH RELATED PARTIES

       During the year ended June 30, 1996, 1995 and 1994 the Company paid management fees of $235,000 to Lineberger & Co., an affiliate of the Company.

       In connection with the acquisition of North American Spring and Stamping Corp. on July 21, 1995, Lineberger & Co., LLC was paid a transaction fee of $150,000.


11.    CONTINGENCIES

       In the normal course of business, the Company is subject to certain claims and litigation related to on-the-job injuries. The Company does not believe that any claims will have a material adverse affect on the Company.

       The following is a schedule of future minimum lease payments under operating leases with initial lease terms in excess of one year:

                                                Operating
                                                 Leases
                                                --------
                 Year ending June 30,
                   1997 .....................   $231,606
                   1998 .....................    203,638
                   1999 .....................    148,907
                   2000 .....................     51,749
                   2001 .....................     34,706
                   Thereafter ...............       --
                                                --------
                 Total minimum lease payments   $670,606
                                                ========

       Total minimum lease payments have been reduced by $417,000 to reflect the total minimum lease payments expected to be received under a noncancelable sublease arrangement. Rental expense for the years ended June 30, 1996, 1995 and 1994 was $419,231, $202,426 and $120,769,
       respectively.


12.    EMPLOYEE BENEFITS

       The Company sponsors three defined contribution retirement plans for Company employees. Employees are eligible to participate in the plan upon attaining certain age and service requirements. Under these plans, eligible employees may contribute amounts through payroll deductions. Employer contributions are made either through matching contributions of employee deductions or through a discretionary contribution. During the years ended June 30, 1996, 1995 and 1994, a discretionary contribution was expensed of $360,000, $231,000 and $178,000, respectively.

       The Company has noncontributory defined benefit pension plans covering NASS salaried and bargaining unit employees. Pension plan assets are primarily invested in marketable equity securities and corporate and government securities. Benefits are generally based on years of service, age at retirement and the employee's compensation. The Company's funding policy is to contribute amounts equal to, or exceeding, minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The projected benefit obligation, plan assets and net periodic pension cost associated with these defined benefit pension plans are not significant to the Company's consolidated financial statements.

       In December 1995, the Company froze all benefits in the NASS defined benefit pension plan for salaried employees in connection with the acquisition (See Note 13.). Those participants who are vested and receiving benefits will continue to receive benefit payments until the plan is terminated. Upon termination of the plan all remaining assets will be distributed in accordance with the plan provisions.

       The Company sponsors two self-funded employee benefit plans which provide comprehensive medical benefits and life and accidental death and dismemberment insurance to Company employees and their dependents. Eligible employees include all employees (excluding union employees at the NASS location) who work full-time (at least thirty hours per week) and have completed either thirty or sixty days of continuous full-time employment, depending on their classification. During the years ended June 30, 1996, 1995 and 1994, the Company incurred expense of $1,230,000, $1,084,000 and $996,000, respectively, under these plans.

       Union employees at the NASS location receive medical benefits through a trust administered by a third party. The Company paid premiums into the trust during the year ended June 30, 1996 totaling $613,000.

       Prior  to  September  1,  1995  the  Company   elected  to  use  a  Texas
       Occupational Injury Program in lieu of standard Texas workers' compensation coverage as permitted by state law. Under this program, occupational injuries sustained in the course and scope of an individual's employment with the Company were handled by the Company through self-insured and insured programs. During the years ended June 30, 1995 and 1994, the Company incurred program costs including insurance premiums and claims of $296,839 and $292,897, respectively. On September 1, 1995, the Company acquired Texas workers' compensation coverage which entitles all employees, through premium payments made by the Company, to full work related injury benefits as stipulated by state law. Employees at the NASS facilities are covered under Illinois workers' compensation coverage.

       During November 1993, the stockholders of the Company approved a stock option plan and 100,000 shares of Common Stock were reserved for issuance upon exercise of the options to be granted to employees, officers and directors of the Company under the plan. Options exercisable for 57,800 shares were granted at $9.00 per share, the initial public offering price of the common stock. Options for 49,400 shares are currently exercisable, while the remaining 8,400 options will become exercisable on January 24, 1997. No options were exercised during the years ending June 30, 1996, 1995 and 1994.

       Effective November 18, 1994 the Company granted ten year incentive stock options to four of its officers to purchase 3,000 shares of the Company's Common Stock, par value $0.01 per share, at an exercise price of $9.00, the fair market value at the date of issuance. The options become exerciseable as to 1,000 shares on November 18, 1995, 1,000 shares on November 18, 1996 and 1,000 shares on November 18, 1997.

       In conjunction with the public offering, 100,000 warrants were issued to certain Underwriters. The exercise price for these warrants is $10.80 per share. At June 30, 1996 all of these warrants are outstanding and exercisable.


13.    NASS ACQUISITION

       On July 21, 1995, the Company acquired 100% of the outstanding common stock of North American Spring and Stamping Corp. from its three stockholders ("Selling Stockholders"). In consideration for the transaction, the Company paid $17,397,000, subject to certain post-closing adjustments. The amount paid at closing included:


   Cash paid to Selling Stockholders .............................   $ 7,789,000
   Cash used to refinance certain long-term debt of NASS .........     7,608,000
                                                                     -----------
      Total cash portion of acquisition ..........................    15,397,000

   Subordinated notes payable ("Subordinated Notes") issued to the
   Selling Stockholders ..........................................     2,000,000

                                                                     -----------
      Total ......................................................   $17,397,000
                                                                     ===========


       The Subordinated Notes bear interest at 9% and the interest is payable quarterly. During the year ended June 30, 1996 certain adjustments were made to the purchase price as a result of tax considerations which lowered the Subordinated Notes balance to $1,860,184. The Subordinated Notes mature on July 21, 2002 at which time the entire balance is due to the Selling Shareholders. The Company may elect to prepay the
       Subordinated Notes at any time prior to the maturity date at its discretion.

       The acquisition was accounted for by the purchase method of accounting and the Company's consolidated financial statements are based upon NASS' estimated fair market values as of the effective date of the transaction, July 21, 1995. The Company's consolidated statements of income include the results of operations of NASS subsequent to July 21, 1995. In connection with the acquisition, goodwill of $6,512,000 was recorded.


       Supplemental Proforma Results of Operations (Unaudited)

       The following unaudited proforma summary presents the consolidated results of operations as if the acquisition occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisition actually had been made as of such date or of results which may occur in the future.

                                                     1996                1995
                                                 -----------         -----------

Net sales ..............................         $73,744,530         $74,140,211

Net income .............................           3,597,833           4,113,712

Net income per share ...................                0.73                0.84


       Adjustments made in arriving at the proforma unaudited results of operations include the difference in depreciation expense resulting from the change in the carrying value of property and equipment to their estimated fair values, differences in cost of sales for the change in inventory valued on the FIFO method of inventories rather than the LIFO method and increase in goodwill amortization resulting from the transaction.

                                                                   SCHEDULE VIII

                             HILITE INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                 Additions
                                                       -----------------------------

                                                                           Charged
                                                                             to
                                          Balance          Charged          other       Increases/         Balance
                                        at beginning      cost and         accounts    (Deductions)        at end
           Description                   of period        expenses         describe      describe         of period
           -----------                   ---------        --------         --------      --------         ---------
Allowance for doubtful accounts:
         Year ended June 30, 1994...     $   70,000    $       --         $     --     $       --         $  70,000
                                         ==========    =============      ==========   =============     ===========
         Year ended June 30, 1995...     $   70,000    $       --         $     --     $       --         $  70,000
                                         ==========    =============      ==========   =============     ===========
         Year ended June 30, 1996...     $   70,000    $       --         $     --     $   21,100 (1)     $  91,100
                                         ==========    =============      ==========   =============     ===========

Allowance for obsolete inventory:
         Year ended June 30, 1994...     $  250,000    $      50,220      $     --     $  (25,220)(2)     $ 275,000
                                         ==========    =============      ==========   =============     ===========
         Year ended June 30, 1995...     $  275,000    $       --         $     --     $  (45,000)(3)     $ 230,000
                                         ==========    =============      ==========   =============     ===========
         Year ended June 30, 1996...     $  230,000    $     343,821 (4)  $     --     $  (50,542)(2)     $ 523,279
                                         ==========    =============      ==========   =============     ===========


(1) Amount represents reserve on receivables for North American Spring and Stamping Corp., acquired on July 21, 1995.


(2) Amounts represent charges for actual inventory shrinkage and obsolete inventory disposed of.


(3) Amount represents reduction in general inventory reserve based upon revisions in estimated inventory obsolesence determined in the ordinary course of business.


(4)    Includes a $280,000 additional reserve for tooling inventory.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HILITE INDUSTRIES, INC.
                                             (Registrant)


September 27, 1996                       /s/ Daniel W. Brady
                                         ---------------------------
                                         Daniel W. Brady
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


September 27, 1996                      /s/ James E. Lineberger
                                         ---------------------------
                                        James E. Lineberger
                                        Chairman of the Board


September 27, 1996                      /s/ Daniel W. Brady
                                         ---------------------------
                                        Daniel W. Brady
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)


September 27, 1996                      /s/ Samuel M. Berry
                                         ---------------------------
                                        Samuel M. Berry
                                        President, Chief Operating Officer
                                        and Director


September 27, 1996                      /s/ Ronald G. Assaf
                                         ---------------------------
                                        Ronald G. Assaf
                                        Director


September 27, 1996                      /s/ James D. Gerson
                                         ---------------------------
                                        James D. Gerson
                                        Director


September 27, 1996                      /s/ Roy W. Wiegmann
                                         ---------------------------
                                        Roy W. Wiegmann
                                        Vice President and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)