Form 10-Q
period 1996-09-30
HILITE INDUSTRIES INC
filed 1996-11-14
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1996


Commission file number               0-22924



                             HILITE INDUSTRIES, INC.
               (Exact name of registrant specified in its charter)


          DELAWARE                                       75-2147742
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         1671 S. BROADWAY
         CARROLLTON, TEXAS                                  75006
(Address of principal executive offices)                  (Zip code)


                                 (972) 466-0475
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X] No [_]


As of November 8, 1996, the Company had 4,900,000 shares of Common Stock outstanding.

                             HILITE INDUSTRIES, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                      INDEX




                                                                            PAGE
Part I     FINANCIAL STATEMENTS

           Item 1.    Consolidated Financial Statements

                      Consolidated Balance Sheets as of June 30, 1996
                      (Audited) and September 30, 1996 (Unaudited).............3

                      Consolidated Statements of Income for the Three
                      Months Ended  September 30, 1996 and 1995
                      (Unaudited)..............................................4

                      Consolidated  Statements  of Cash Flows for the
                      Three Months Ended September 30, 1996 and 1995
                      (Unaudited)..............................................5

                      Notes to Interim Consolidated Financial
                      Statements (Unaudited)...................................6

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations......................8


Part II.   OTHER INFORMATION..................................................10

                             HILITE INDUSTRIES, INC.
                           Consolidated Balance Sheets

                                                                     September         June
                                                                     30, 1996        30, 1996
                            ASSETS                                  (Unaudited)      (Audited)
                                                                   ------------    ------------
Current assets:
   Cash and cash equivalents ...................................   $       --      $       --
   Accounts receivable, less allowance for doubtful accounts of
       $96,344 and $91,100 at Sept. 30 and June 30, respectively     11,538,621      11,356,477
   Tooling receivables .........................................         17,000         760,982
   Inventories .................................................      8,595,094       8,845,457
   Income tax receivable .......................................           --           235,615
   Deferred income taxes .......................................        472,627         472,627
   Prepaid expenses and other ..................................        631,660         542,089
                                                                   ------------    ------------
       Total current assets ....................................     21,255,002      22,213,247
                                                                   ------------    ------------

Property, plant and equipment, at cost .........................     39,507,768      38,139,671
Less: accumulated depreciation and amortization ................    (11,130,322)    (10,349,569)
                                                                   ------------    ------------
Property, plant and equipment, net .............................     28,377,446      27,790,102

Goodwill, net of amortization ..................................      6,112,797       6,195,290
                                                                   ------------    ------------

TOTAL ASSETS ...................................................   $ 55,745,245    $ 56,198,639
                                                                   ============    ============

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses .......................   $  8,996,490    $  8,607,287
   Long-term debt - current portion ............................      2,320,672       2,320,672
   Income taxes payable ........................................         18,885            --
                                                                   ------------    ------------
       Total current liabilities ...............................     11,336,047      10,927,959
                                                                   ------------    ------------

Note payable ...................................................      5,319,788       5,933,659
Long-term debt .................................................     11,163,009      11,738,709
Deferred income taxes ..........................................      2,077,589       2,077,589
Subordinated debt ..............................................      1,785,184       1,860,184
                                                                   ------------    ------------
       Total non-current liabilities ...........................     20,345,570      21,610,141

Shareholders' equity:
   Preferred Stock, $.01 par value; 5,000,000 shares authorized,
       none issued and outstanding .............................           --              --
   Common stock, $.01 par value; 15,000,000 shares authorized,
       4,900,000 issued and outstanding ........................         49,000          49,000
   Additional paid-in capital ..................................      9,105,674       9,105,674
   Retained earnings ...........................................     14,908,954      14,505,865
                                                                   ------------    ------------
       Total shareholders' equity ..............................     24,063,628      23,660,539
                                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................   $ 55,745,245    $ 56,198,639
                                                                   ============    ============

                   The accompanying notes are an integral part
              of these interim consolidated financial statements.

                             HILITE INDUSTRIES, INC.
                        Consolidated Statements of Income


                                                          Three Months Ended
                                                             September 30,
                                                         1996           1995
                                                      -----------    -----------
                                                             (Unaudited)

Net sales ........................................    $18,053,604     16,669,849
Cost of sales ....................................     14,972,495     12,911,341
                                                      -----------    -----------

Gross profit .....................................      3,081,109      3,758,508

Selling, general and administrative expenses .....      2,028,998      1,794,944
                                                      -----------    -----------

Operating income .................................      1,052,111      1,963,564

Interest expense, net ............................        414,521        334,118
                                                      -----------    -----------

Income before income taxes .......................        637,590      1,629,446

Income tax provision .............................        234,500        595,599
                                                      -----------    -----------

Net income .......................................    $   403,090    $ 1,033,847
                                                      ===========    ===========


Per share data:

Earnings per share ...............................    $       .08    $       .21
                                                      ===========    ===========

Weighted average number of shares outstanding ....      4,900,000      4,900,000
                                                      ===========    ===========






   The accompanying notes are an integral part of these interim consolidated financial statements.

                             HILITE INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ----------------------------
                                                                                 1996            1995
                                                                             ------------    ------------
                                                                                      (Unaudited)
Cash flows from operations:
   Net income ............................................................   $    403,090    $  1,033,847
   Adjustments to reconcile net income to net cash provided by operations:
      Depreciation .......................................................        864,911         543,461
      Amortization .......................................................         82,492          54,046
      Increase in net deferred income taxes ..............................           --            28,208
                                                                             ------------    ------------
   Cash provided from operations before changes in operating
      assets and liabilities .............................................      1,350,493       1,659,562

   Changes in operating assets and liabilities:
      Increase in accounts receivable ....................................       (182,144)     (2,054,037)
      Decrease in tooling receivable .....................................        743,982         555,552
      (Increase) decrease in inventories .................................        250,363         (92,282)
      Increase in prepaid expenses and other current assets ..............        (89,571)       (261,155)
      Increase in accounts payable and accrued expenses ..................        389,203         743,722
      Increase in income taxes payable ...................................        254,500         547,491
                                                                             ------------    ------------
   Total changes in operating assets and liabilities .....................      1,366,333        (560,709)
                                                                             ------------    ------------
Net cash provided by operations ..........................................      2,716,826       1,098,853
                                                                             ------------    ------------

Cash flows used in investing activities:
   Acquisition of subsidiary .............................................           --        (7,789,000)
   Net additions to property, plant and equipment ........................     (1,452,255)     (1,451,478)
                                                                             ------------    ------------

Net cash used in investing activities ....................................     (1,452,255)     (9,240,478)
                                                                             ------------    ------------

Cash flows from financing activities:
   Proceeds from acquisition financing ...................................           --        15,397,000
   Repayment of debt and capital lease ...................................       (575,700)     (8,036,350)
   Repayment of subordinated debt ........................................        (75,000)           --
   Net increase (decrease) in note payable ...............................       (613,871)        225,077
                                                                             ------------    ------------

Net cash from financing activities .......................................     (1,264,571)      7,585,727
                                                                             ------------    ------------

Net decrease in cash and cash equivalents ................................           --          (555,898)
Cash and cash equivalents at beginning of period .........................           --         1,120,543
                                                                             ------------    ------------

Cash and cash equivalents at end of period ...............................   $       --      $    564,645
                                                                             ============    ============

           Non-cash transaction: As part of the acquisition, $2,000,000 in subordinated notes were issued to the selling shareholders as consideration for the purchase price. The issuance of the subordinated notes increased the value of goodwill recorded.

              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                             HILITE INDUSTRIES, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.         BASIS OF PRESENTATION

           The interim consolidated financial statements of Hilite Industries, Inc. (the "Company") at September 30, 1996 and for the three-month period ended September 30, 1996, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30,
           1996 consolidated balance sheet was derived from the consolidated balance sheet included in the Company's audited Consolidated Financial Statements as included in the Company's Annual Report on Form 10-K.

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes in the Company's audited Consolidated Financial Statements, and should be read in conjunction with the Company's audited Consolidated Financial Statements. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

2.         INVENTORIES

           Inventories at September 30, 1996 and June 30, 1996 consisted of the following:

                                       September 30               June 30
                                        (Unaudited)              (Audited)

               Raw materials........... $3,274,957               $3,432,454
               Work in process.........  2,171,453                2,194,099
               Finished goods..........  3,148,684                3,218,904
                                        ----------               ----------

                                        $8,595,094               $8,845,457
                                        ==========               ==========

3.         DEBT

           Effective July 21, 1995, the Company, in conjunction with its acquisition of North American Spring and Stamping Corp.("NASS") or ("Specialty Components and Assemblies division"), executed an amendment to its existing loan agreement ("the Agreement") with a bank to reflect new credit facilities totaling $26,700,000. The credit facilities consist of the following:

           1) A revolving line of credit of $10,000,000, of which $5,590,000 was used to complete financing on the acquisition, with interest payable monthly. As of September 30, 1996, $5,320,000 had been used on the line of credit and $4,680,000 is available. The interest rate on the line of credit is LIBOR plus 1 1/2% which resulted in a blended rate ranging from 7.75% to 8.19% at September 30, 1996. The revolving line of credit expires on July 21, 1998. An annual commitment fee of 1/4% is payable quarterly on the average unused portion of the revolving line of credit,

           2)         Term  loans  with  an   original   principal   balance  of
                      $13,700,000 and a balance at September 30, 1996 of $11,421,000. Principal payments on the term loan of approximately $163,000 together with interest are payable monthly. The maturity date of the term loans is August 1, 2002. The interest rate on the term loans, LIBOR plus 1 1/2%, ranged between 7.37% and 7.67% at September 30, 1996. The term loans were used for funding the acquisition and for refinancing existing Company debt,

           3) An equipment acquisition facility of $3,000,000 for the financing of equipment purchases. Any term loans issued under this facility will bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2% (7.13% at September 30, 1996). As of September 30, 1996, $1,348,000 had been used under this facility and $1,652,000 is available. Principal payments on the equipment acquisition facility of approximately $25,000 together with interest are payable monthly;

           In addition to the above credit facility, the Company also has a fifteen year real estate note with the same bank that expires on November 1, 2007. The note, which has an original principal amount of $960,000 and a $715,000 outstanding balance at September 30, 1996, is payable in monthly installments of $5,333 plus interest at the prime rate (8.25% at September 30, 1996). The real estate note's due date can be accelerated, at the bank's option, to July 21, 1998.

           All of the notes and line of credit are collateralized by accounts receivable, inventory, equipment and real estate of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

Net sales for the quarter ended September 30, 1996 were $18,054,000 compared to $16,670,000 for the quarter ended September 30, 1995, representing an increase of $1,384,000 (8.3%). The increase primarily resulted from a full quarter's sales from the specialty components and assemblies division, which was acquired on July 21, 1995. The brake valve division sales increased $63,000 (1.1%) to $5,587,000 in the current quarter from $5,524,000 in the first quarter of the prior year. New brake valve business sourced since last year's first quarter offset business that expired prior to and during the first quarter of the current year. Power transmission component sales were $5,170,000 for the quarter, a decrease of 3.2% from $5,343,000 in the first quarter of the prior year. Increased sales of air conditioning clutches for the heavy truck market were offset by declining demand for transmission clutches. The impact of price changes was not significant.

The Company's gross profit of $3,081,000 (17.1% of net sales) for the first quarter of the 1997 fiscal year represents a decrease of $677,000 compared to the gross profit of $3,758,000 (22.5% of net sales) for the first quarter of the 1996 fiscal year. The decline in gross margin in the first quarter is almost entirely attributable to the specialty components and assemblies division which experienced operational problems resulting in the division's first net loss. The Company previously announced that Ford Motor Company is reviewing the division's status as a "Q1" supplier. Until this review is satisfactorily completed, which may take six months or longer, the division will not be considered for new business by Ford. This review does not affect the division's existing business or the existing or future business at the Company's brake valve and power transmission components division. In response to this review and other operational problems, an accelerated plan of corrective action, including management changes is being developed and implemented. In the first quarter of the current year, significant overtime and temporary labor costs impacted gross margins at this division. In the short term, the program is expected to require the use of additional engineering and other resources.

Selling, general and administrative expenses were $2,029,000 (11.2% of net sales) in the first quarter of the 1997 fiscal year compared to $1,795,000 (10.8% of net sales) in the first quarter of the 1996 fiscal year. The increase of $234,000 in selling, general and administrative expenses is primarily due to increases at the specialty components and assemblies division which reflects a full quarter's expenses in the current year as opposed to the prior year which included expenses from the acquisition date.

Net interest expense was $414,000 for the three months ended September 30, 1996 compared to $334,000 for the three months ended September 30, 1995. The increase of $80,000 is primarily due to a full quarter's acquisition debt as opposed to the prior year which carried the debt from the acquisition date.

Net income in the first quarter of the 1996 fiscal year was $403,000 (2.2% of net sales), compared to net income of $1,034,000 (6.2% of net sales) in the comparable period of the prior year.

Liquidity and Capital Resources
-------------------------------

During the three month period ended September 30, 1996, the Company generated cash flow from operations of $2,716,000 compared to $1,099,000 in the prior year. This cash flow from operations was sufficient to fund capital expenditures of $1,452,000 and to pay debt of $1,190,000. At September 30, 1996 the Company's working capital was $9,919,000 compared to working capital of $11,285,00 at June 30, 1996. This decrease of $2,300,000 occurred because cash generated from operations was used to fund capital expenditures and to pay debt. The current ratio decreased to 1.9 to 1 at September 30, 1996 from 2.0 to 1 at June 30, 1996. During the three months ended September 30, 1996, the book value per share increased to $4.91 at September 30, 1996 from $4.83 per share at June 30, 1996.

The increase in cash flow from operations is primarily due to the decrease in receivables in the current year compared to the large increase in receivable balances in the prior year. The increase in receivable balances in the prior year is primarily due to the timing of the acquisition which occurred immediately following a two week shut down at most automotive assembly plants for model changeover. The decrease in receivables in the current year is primarily due to a decrease in tooling receivables by $744,000 due to tooling programs being completed and collected prior to the beginning of the model year in August. The average number of days outstanding was 56 days at September 30, 1996 compared to 52 days at June 30, 1996. As of September 30, 1996, no significant amounts were considered uncollectible.

The Company's capital expenditures were $1,452,000 for the three months ended September 30, 1996. The Company presently estimates capital expenditures for the year ending June 30, 1996 will approximate $4,500,000, unless new business opportunities require additional capital commitments. As of September 30, 1996, commitments, net of progress payments, were $1,100,000 for capital expenditures and $2,400,000 for tooling which is expected to be reimbursed from customers.

The Company's long-term debt includes consolidated term and mortgage notes (original principal amounts of $13,700,000 and $960,000, respectively, and current balances at September 30, 1996 of $11,421,000 and $715,000, respectively) which are payable in monthly installments of $163,095 and $5,333, respectively, plus interest at a blended rate of 6 month and 12 month LIBOR plus 1 1/2%. All amounts borrowed under the consolidated term and mortgage notes are secured by the Company's real estate, accounts receivable, inventory, machinery and equipment and have maturities of August 1, 2002 and November 1, 2007, respectively. The consolidated term note limits dividends payable by the Company.

The Company has a general credit facility of $10,000,000 and an equipment acquisition facility of $3,000,000 (collectively the "Credit Facilities") for working capital and capital equipment needs. The Credit Facilities mature on July 21, 1998. As of September 30, 1996, $4,680,000 was available under the general credit facility and $1,652,000 was available under the equipment acquisition facility. An annual fee of one quarter of one percent is payable monthly on the unused portion of the Credit Facilities. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the Credit Facilities.

Management anticipates that cash flow from operations and bank credit availability will be adequate to fund the existing acquisition debt, anticipated capital and tooling requirements and working capital needs for the next two years.

Seasonality
-----------

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

Inflation
---------

The Company believes that the relatively moderate rate of inflation has not had a significant impact on the Company's revenues or profitability.



                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        There are no exhibits attached to this report.

(b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HILITE INDUSTRIES, INC.




Date: November 13, 1996                     /S/ DANIEL W. BRADY
                                            -------------------------------
                                               Daniel W. Brady
                                               Chief Executive Officer




Date: November 13, 1996                     /S/ ROY WIEGMANN
                                            -------------------------------
                                               Roy Wiegmann
                                               Chief Financial Officer