Form 10-Q
period 1996-12-31
HILITE INDUSTRIES INC
filed 1997-02-14
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1996

Commission file number               0-22924
                                 --------------


                             HILITE INDUSTRIES, INC.
               ---------------------------------------------------
               (Exact name of registrant specified in its charter)


           DELAWARE                                               75-2147742
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


         1671 S. BROADWAY
         CARROLLTON, TEXAS                                          75006
---------------------------------------                        -----------------
(Address of principal executive offices)                          (Zip code)


                                 (972) 466-0475
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]    No [_]


As of February 14, 1997, the Company had 4,900,000 shares of Common Stock outstanding.

                             HILITE INDUSTRIES, INC.
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1996
                                      INDEX

                                                                            PAGE
Part I   FINANCIAL STATEMENTS

         Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets as of  June 30, 1996
                      (Audited) and December 31, 1996
                      (Unaudited)............................................ 3

                   Consolidated Statements of Income for the Three and
                      Six Months Ended
                      December 31, 1996 and 1995
                      (Unaudited)............................................ 4

                   Consolidated Statements of Cash Flows for the Three
                      and Six Months Ended December 31, 1996 and 1995
                      (Unaudited)............................................ 5

                   Notes to Interim Consolidated Financial
                      Statements (Unaudited)..................................6


         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of
                      Operations............................................. 7

Part II. OTHER INFORMATION...................................................12

                             HILITE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,       June 30,
                                                                                      1996            1996
                                                                                  ------------    ------------
                                                                                  (Unaudited)       (Audited)
                                  ASSETS
Current assets:
  Cash and cash equivalents.......................................................$       --      $       --
  Accounts receivable, less allowance for doubtful accounts of
    $101,410 and $91,100 at Dec. 31 and June 30, respectively .....................  9,943,742      11,356,477
  Tooling receivables .............................................................       --           760,982
  Inventories .....................................................................  9,295,812       8,845,457
  Income tax receivable ...........................................................    748,992         235,615
  Deferred income taxes ...........................................................    472,627         472,627
  Prepaid expenses and other ......................................................    692,645         542,089
                                                                                  ------------    ------------
    Total current assets .......................................................... 21,153,818      22,213,247
                                                                                  ------------    ------------

Property, plant and equipment, at cost ............................................ 40,485,311      38,139,671
Less: accumulated depreciation and amortization ...................................(11,644,143)    (10,349,569)
                                                                                  ------------    ------------
Property, plant and equipment, net ................................................ 28,841,168      27,790,102

Goodwill, net of amortization .....................................................  6,030,305       6,195,290
                                                                                  ------------    ------------

TOTAL ASSETS......................................................................$ 56,025,291    $ 56,198,639
                                                                                  ============    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses...........................................$ 10,102,879    $  8,607,287
  Long-term debt - current portion ................................................  2,320,672       2,320,672
  Income taxes payable ............................................................       --              --
                                                                                  ------------    ------------
    Total current liabilities ..................................................... 12,423,551      10,927,959
                                                                                  ------------    ------------

Note payable ......................................................................  5,619,650       5,933,659
Long-term debt .................................................................... 10,589,544      11,738,709
Deferred income taxes .............................................................  2,322,082       2,077,589
Subordinated debt .................................................................  1,785,184       1,860,184
                                                                                  ------------    ------------
    Total non-current liabilities ................................................. 20,316,460      21,610,141

Shareholders' equity:
  Preferred Stock, $.01 par value; 5,000,000 shares authorized,
    none issued and outstanding ...................................................       --              --
  Common stock, $.01 par value; 15,000,000 shares authorized,
    4,900,000 issued and outstanding ..............................................     49,000          49,000
  Additional paid-in capital ......................................................  9,105,674       9,105,674
  Retained earnings ............................................................... 14,130,606      14,505,865
                                                                                  ------------    ------------
    Total shareholders' equity .................................................... 23,285,280      23,660,539
                                                                                  ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................$ 56,025,291    $ 56,198,639
                                                                                  ============    ============


          The accompanying notes are an integral part of these interim consolidated financial statements.

                             HILITE INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended               Six Months Ended
                                                                  December 31,                    December 31,
                                                          ----------------------------   ----------------------------
                                                              1996            1995           1996            1995
                                                          ------------    ------------   ------------    ------------
                                                                          (Unaudited)                     (Unaudited)
Net sales..............................................   $ 16,372,759    $ 17,737,707   $ 34,425,936    $ 34,407,556

Cost of sales .........................................     15,252,476      13,896,252     30,328,159      26,807,593
                                                          ------------    ------------   ------------    ------------

Gross profit ..........................................      1,120,283       3,841,455      4,097,777       7,599,963

Selling, general and administrative expenses ..........      1,988,086       1,802,672      3,913,469       3,597,616
                                                          ------------    ------------   ------------    ------------

Operating income (loss)................................       (867,803)      2,038,783        184,308       4,002,347

Interest expense, net .................................        416,381         428,564        830,902         762,682
                                                          ------------    ------------   ------------    ------------

Income (loss) before income taxes .....................     (1,284,184)      1,610,219       (646,594)      3,239,665

Income tax provision ..................................       (505,836)        584,250       (271,336)      1,179,849
                                                          ------------    ------------   ------------    ------------

Net income (loss)......................................   $   (778,348)   $  1,025,969   $   (375,258)   $  2,059,816
                                                          ============    ============   ============    ============

Per share data:

Earnings (loss) per share..............................   $       -.16    $       .21    $       -.08    $        .42
                                                          ============    ============   ============    ============

Weighted average number of shares outstanding .........      4,900,000       4,900,000      4,900,000       4,900,000
                                                          ============    ============   ============    ============

          The accompanying notes are an integral part of these interim consolidated financial statements.

                             HILITE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                                December 31,
                                                        ----------------------------
                                                            1996            1995
                                                        ------------    ------------
                                                         (Unaudited)     (Unaudited)
Cash flows from operations:
  Net income ........................................   $  (375,258)    $  2,059,816
    Adjustments to reconcile net income to
      net cash provided by operations:

Depreciation ........................................      1,739,165       1,284,466

Amortization ........................................        164,985         135,115
Increase in net deferred income taxes ...............        244,493          28,208
                                                        ------------    ------------
Cash provided from operations before changes in
 operating assets and liabilities ...................      1,773,385       3,507,605

Changes in operating assets and liabilities:
       Increase in accounts receivable ..............      1,412,735      (2,041,017)
       Decrease in tooling receivable ...............        760,982         654,767
       (Increase) decrease in inventories ...........       (450,355)     (1,275,188)
       Increase in prepaid expenses and other current
         assets .....................................       (150,556)         74,257
       Increase in accounts payable and
         accrued expenses ...........................      1,495,592       1,169,701
       Increase in income taxes payable .............       (513,377)        128,040
                                                        ------------    ------------
    Total changes in operating assets and liabilities      2,555,021      (1,289,440)
                                                        ------------    ------------
Net cash provided by operations .....................      4,328,406       2,218,165
                                                        ------------    ------------

Cash flows used in investing activities:
  Acquisition of subsidiary .........................           --        (7,789,000)
  Net additions to property, plant and equipment ....     (2,790,231)     (3,774,766)
                                                        ------------    ------------

Net cash used in investingactivities ................     (2,790,231)    (11,563,766)
                                                        ------------    ------------

Cash flows from financing activities:
  Proceeds from acquisition financing ...............           --        15,397,000
  Repayment of debt and capital lease ...............     (1,149,166)     (8,553,404)
  Repayment of subordinated debt ....................        (75,000)           --
  Net increase (decrease) in note
payable .............................................       (314,009)      1,663,075
                                                        ------------    ------------

Net cash from financing activities ..................     (1,538,175)      8,506,671
                                                        ------------    ------------

Net decrease in cash and cash equivalents ...........           --          (838,930)
Cash and cash equivalents at beginning of period ....           --         1,120,543
                                                        ------------    ------------

Cash and cash equivalents at end of period ..........   $       --      $    281,613
                                                        ============    ============

  Non-cash transaction: As part of the acquisition, $2,000,000 in subordinated notes were were issued to the selling shareholders as consideration for the purchase price. The issuance of the subordinated notes increased the value of goodwill recorded.

   The accompanying notes are an integral part of these interim consolidated financial statements.

                             HILITE INDUSTRIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The interim financial statements of Hilite Industries, Inc. (the "Company") at December 31, 1996 and for the six-month period ended December 31, 1996, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1996 balance sheet was derived from the balance sheet included in the Company's audited Financial Statements as included in the Company's Annual Report on Form 10-K.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited Financial Statements. Operating results for the six-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

2.   INVENTORIES

     Inventories at December 31 and June 30, 1996 consisted of the following:

                                    December 31            June 30
                                     ----------          ----------
                                     (Unaudited)          (Audited)

                   Raw materials..   $3,398,960          $3,432,454
                   Work in process    1,893,810           2,194,099
                   Finished goods..   4,003,042           3,218,904
                                     ----------          ----------
                                     $9,295,812          $8,845,457
                                     ==========          ==========

3.   DEBT

     Effective July 21, 1995, the Company, in conjunction with its acquisition of North American Spring and Stamping Corp.("NASS") or ("specialty components and assemblies division"), executed an amendment to its existing loan agreement ("the Agreement") with a bank to reflect new credit facilities totaling $26,700,000. The credit facilities consist of the following:

     1) A revolving line of credit of $10,000,000, of which $5,590,000 was used to complete financing on the acquisition, with interest payable monthly. As of December 31, 1996, $5,620,000 had been used on the line of credit and $4,380,000 is available. The interest rate on the line of credit is LIBOR plus 1 1/2% which resulted in a blended rate ranging from 7.75% to 8.19% at December 31, 1996. The revolving line of credit expires on July 21, 1998. An annual commitment fee of 1/4% is payable quarterly on the average unused portion of the revolving line of credit,

     2) Term loans with an original principal balance of $13,700,000 and a balance at December 31, 1996 of $10,939,000. Principal payments on the term loan of approximately $163,000 together with interest are payable monthly. The maturity date of the term loans is August 1, 2002. The interest rate on the term loans, LIBOR plus 1 1/2%, ranged between 7.37% and 7.67% at December 31, 1996. The term loans were used for funding the acquisition and for refinancing existing Company debt,

     3) An equipment acquisition facility of $3,000,000 for the financing of equipment purchases. Any term loans issued under this facility will bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2% (7.13% at December 31, 1996). As of December 31, 1996,
          $1,273,000 had been used under this facility and $1,503,000 is available. Principal payments on the equipment acquisition facility of approximately $25,000 together with interest are payable monthly;

     In addition to the above credit facility, the Company also has a fifteen year real estate note with the same bank that expires on November 1, 2007. The note, which has an original principal amount of $960,000 and a $699,000 outstanding balance at December 31, 1996, is payable in monthly installments of $5,333 plus interest at the prime rate (8.25% at December 31, 1996). The real estate note's due date can be accelerated, at the bank's option, to July 21, 1998.

     All of the notes and line of credit are collateralized by accounts receivable, inventory, equipment and real estate of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

QUARTER ENDED DECEMBER 31, 1996 COMPARED TO QUARTER ENDED DECEMBER 31, 1995

Net sales for the quarter ended December 31, 1996 were $16,373,000 compared to $17,738,000 for the quarter ended December 31, 1995, representing a decrease of $1,365,000 (7.7%). Sales decreased in each division in the current year compared to the prior year. The specialty components and assemblies division's sales decreased 4.8% to $6,261,000 compared to $6,580,000 in the second quarter of the prior year. The decrease was primarily due to a reduction in customer production rates related to seasonal shutdowns and lowering inventory. Brake valve sales decreased 8.8% to $5,422,000 compared to $5,946,000 in the second quarter of fiscal 1996. The decrease in this division was due to a slow start-up of new programs, particularly the GM P-90 program, which was intended to replace another GM product line. Sales on the P-90 program are expected to be strong in the third and fourth quarter and two other large programs, a relief valve for Bosch and a brake valve for Ford' UPN150 program, are also expected to begin in the third quarter. Sales on these three programs are expected to reach $6,000,000 annually by fiscal 1998. The power transmission components division's sales decreased 10.0% to $4,690,000 compared to $5,212,000 in the second quarter of the prior year. New sales to Mitsubishi for a machined mounting bracket were not sufficient to offset declines in sales of electromagnetic clutches. Sales are expected to increase in the third and fourth quarters due to increased orders on torque-on-demand clutches. The impact of price changes in the quarter was not significant.

The Company's gross profit of $1,120,000 (6.9% of net sales) for the second quarter of the 1997 fiscal year represents an decrease of 70.8% compared to the gross profit of $3,841,000 (21.7% of net sales) for the second quarter of the 1996 fiscal year. The decline in gross profit is largely attributable to the specialty components and assemblies division which is three months into a reorganization action plan to address issues resulting from the previously announced "Q1" probation from Ford. Included in the second quarter were expenses of approximately $550,000 relating to reorganization expenses, a negative inventory adjustment and increased warranty reserves. These expenses are not anticipated to recur in future quarters. An additional $370,000 of expenses were committed in the current quarter over the previous year's quarter for management and engineering resources and increased maintenance and tooling of equipment. Although these fixed costs increased the division expenses in the current quarter, these costs are expected to be reduced or offset in future quarters by cost reductions or profit improvements. Also contributing to the division's decline are a number of products which have been identified as unprofitable. One assembly, in particular, is having a large negative impact on operating results. This assembly was introduced in the current fiscal year and replaced a profitable product that was shipped last year. Action plans will be implemented in the near future to eliminate or enhance profitability of products not currently achieving adequate margins.

Gross profit in the brake valve and power transmission components divisions decreased slightly in the period primarily due to the lower sales volume and lower production rates combined with higher depreciation rates over the comparable period of the prior year.

Selling, general and administrative expenses were $1,988,000 (12.1% of net sales) in the second quarter of the 1997 fiscal year compared to $1,803,000 (10.2% of net sales) in the second quarter of the 1996 fiscal year. The increase of $185,000 in selling, general and administrative expenses is primarily due to increased labor and consulting expenses, much of which has been devoted to the reorganization plan at the specialty components and assemblies division.

Interest expense was $416,000 for the three months ended December 31, 1996 compared to $429,000 for the three months ended December 31, 1995. The decrease is due to lower average debt balances.

As a result of the issues at the specialty components and assemblies division, a net loss of $778,000 was recorded for the second quarter of fiscal 1997 compared to net income of $1,026,000 for the comparable period of the prior year.

SIX MONTHS  ENDED  DECEMBER 31, 1996  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
1995

Net sales for the six months ended December 31, 1996 was flat compared to the same period of the prior year with net sales of $34,426,000 in the current period compared to $34,408,000 in the prior period. Sales by the specialty components and assemblies division increased 9.5% to $13,558,000 in the current year compared to $12,383,000 in the prior year. The increase primarily resulted from a full six months sales from the division, which was acquired on July 21, 1995. The brake valve division sales decreased 4.0%, or $463,000, to $11,008,000 in the first six months of the current year from $11,471,000 in the first six months of the prior year. The decrease in this division was due to a slow start-up on new programs, particularly the GM P-90 program, which was intended to replace another GM product line. Sales from the P-90 program are expected to be strong in the third and fourth quarter and two other large programs, a relief valve for Bosch and a brake valve for Ford' UPN150 program, are also expected to begin in the third quarter. Sales on these three programs are expected to reach $6,000,000 annually by fiscal 1998. Power transmission component sales were $9,860,000 for the first six months of fiscal 1997, a decrease of 4.4% from $10,554,000 in the first six months of the prior year. New sales to Mitsubishi for a machined mounting bracket were not sufficient to offset declines in electromagnetic clutches. Sales are expected to increase in the third and fourth quarters due to increased orders on torque-on-demand clutches. The impact of price changes in the period was not significant.

The Company's gross profit of $4,098,000 (11.9% of net sales) for the first half of the 1997 fiscal year represents a decrease of $3,502,000 compared to the gross profit of $7,600,000 (22.1% of net sales) for the first half of the 1996 fiscal year. The decline in gross profit is largely attributable to the specialty components and assemblies division which is three months into a reorganization action plan to address issues resulting from the previously announced "Q1" probation from Ford. Included in the second quarter were expenses of approximately $550,000 relating to reorganization expenses, a negative inventory adjustment and increased warranty reserves. These expenses are not anticipated to recur in future quarters. An additional $370,000 of expenses were committed in the current quarter over the previous year's quarter for management and engineering resources and increased maintenance and tooling of equipment. Although these fixed costs increased the division expenses in the current quarter, these costs are expected to be reduced or offset in future quarters by cost reductions or profit improvements. Also contributing to the division's decline are a number of products which have been identified as unprofitable. One assembly, in particular, is having a large negative impact on operating results. This assembly was introduced in the current fiscal year and replaced a profitable product that was shipped last year. Action plans will be implemented in the near future to eliminate or enhance profitability of products not currently achieving adequate margins.

Gross profit in the brake valve division was flat for the six months ending December 31, 1996 compared to the same period of the prior year despite the lower sales level. Power transmission components division's gross margins decreased in the period primarily due to the lower sales volume and lower production rates combined with higher depreciation rates over the comparable period of the prior year.

Selling, general and administrative expenses were $3,913,000 (11.4% of net sales) in the first half of the 1997 fiscal year compared to $3,598,000 (10.5% of net sales) in the first half of the 1996 fiscal year. The increase of $315,000 in selling, general and administrative expenses is primarily due to increased labor and consulting expenses, much of which has been devoted to the reorganization plan at the specialty components and assemblies division and the current year's amount reflects a full six months of expenses of the specialty components and assemblies division which was acquired on July 21, 1995.

Net interest expense was $831,000 for the six months ended December 31, 1996 compared to $763,000 for the six months ended December 31, 1995. The increase of $66,000 is due to a full six month's acquisition debt as opposed to the prior year which carried the debt from the acquisition date.

As a result of the issues at the specialty components and assemblies division, a net loss of $375,000 was recorded for the six months ended December 31, 1996 compared to net income of $2,060,000 for the comparable period of the prior year.

Liquidity and Capital Resources
-------------------------------

During the six month period ended December 31, 1996, the Company generated cash flow from operations of $4,328,000 compared to $2,218,000 in the prior year. This cash flow from operations was sufficient to fund capital expenditures of $2,790,000 and to pay debt of $1,538,000. At December 31, 1996 the Company's working capital was $8,730,000 compared to working capital of $11,285,00 at June 30, 1996. This decrease of $2,555,000 occurred because cash generated from operations was used to fund capital expenditures and to pay debt. The current ratio decreased to 1.7 to 1 at December 31, 1996 from 2.0 to 1 at June 30, 1996. During the six months ended December 31, 1996, the book value per share decreased slightly due to the reported loss to $4.75 at December 31, 1996 from $4.83 per share at June 30, 1996.

The increase in cash flow from operations is primarily due to the decrease in receivables in the current year compared to the large increase in receivable balances in the prior year. The increase in receivable balances in the prior year is primarily due to the timing of the acquisition which occurred immediately following a two week shut down at most automotive assembly plants for model changeover. The decrease in receivables in the current year is primarily due to lower sales in November and December than in the prior year and a decrease in tooling receivables by $761,000 due to tooling programs being completed and collected prior to the beginning of the model year in August. The average number of days outstanding was 59 days at December 31, 1996 compared to 52 days at June 30, 1996. The increase in the average number of days is typical of the December 31 quarter when cash receipts slow down due to the holidays. As of December 31, 1996, no significant amounts were considered uncollectible.

The Company's capital expenditures were $2,790,000 for the six months ended December 31, 1996. The Company presently estimates capital expenditures for the year ending June 30, 1997 will approximate $5,000,000, unless new business opportunities require additional capital commitments. The year end capital expenditure projection has increased by $500,000 since the last quarter due to additional capital needs at the specialty components and assemblies division. As of December 31, 1996, commitments, net of progress payments, were $1,800,000 for capital expenditures and $2,300,000 for tooling which is expected to be reimbursed from customers.

The Company's long-term debt includes consolidated term and mortgage notes (original principal amounts of $13,700,000 and $960,000, respectively, and current balances at December 31, 1996 of $10,939,000 and $699,000, respectively) which are payable in monthly installments of $163,095 and $5,333, respectively, plus interest at a blended rate of 6 month and 12 month LIBOR plus 1 1/2%. All amounts borrowed under the consolidated term and mortgage notes are secured by the Company's real estate, accounts receivable, inventory, machinery and equipment and have maturities of August 1, 2002 and November 1, 2007, respectively. The consolidated term note limits dividends payable by the Company.

The Company has a general credit facility of $10,000,000 and an equipment acquisition facility of $3,000,000 (collectively the "Credit Facilities") for working capital and capital equipment needs. The Credit Facilities mature on July 21, 1998. As of December 31, 1996, $4,380,000 was available under the general credit facility and $1,503,000 was available under the equipment acquisition facility. An annual fee of one quarter of one percent is payable monthly on the unused portion of the Credit Facilities. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the Credit Facilities.

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

Safe harbor for forward-looking statements
------------------------------------------

Except for historical information contained herein, certain statements in this release are forward- looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, amoung others, risks associated with the manufacturing process and production yields and risks related to technological changes in components which affect the life of the product. Also, there can be no assurance that the corrective action program at the specialty components and assemblies division will satisfy Ford's requirements or time frame. Those and other risks are described in the Company's Form 10-K for the year ending June 30, 1996 filed with the Securities and Exchange Commission ("SEC"), copies of which are available from the SEC or may be obtained upon request from the Company.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company (the "Meeting") was held on November 13, 1996. Proxies for the Meeting were solicited pursuant to the Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

At the Meeting, James E. Lineberger, Daniel W. Brady, Samuel M. Berry, Ronald G. Assaf and James D. Gerson were elected as directors of the Registrant for terms of one year. The votes were as follows:

                                 Shares Voted                Shares Voted
                                     For                        Against
                             ---------------------        -------------------
James E. Lineberger               4,624,721                       9,100
Daniel W. Brady                   4,624,721                       9,100
Samuel M. Berry                   4,624,721                       9,100
Ronald G. Assaf                   4,624,721                       9,100
James D. Gerson                   4,622,221                      11,600


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


                                             HILITE INDUSTRIES, INC.




Date:     February 14, 1996                  /s/ Daniel W. Brady
         -------------------                 -------------------------------
                                             Daniel W. Brady
                                             Chief Executive Officer




Date:     February 14, 1996                  /s/ Roy Wiegmann
         -------------------                 -------------------------------
                                             Roy Wiegmann
                                             Chief Financial Officer