Form 10-Q
period 1997-03-31
HILITE INDUSTRIES INC
filed 1997-05-15
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1997



Commission file number               0-22924
                         -------------------------------


                             HILITE INDUSTRIES, INC.
               ---------------------------------------------------
               (Exact name of registrant specified in its charter)


                 DELAWARE                                        75-2147742
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                organization)                                Identification No.)


          1671 S. BROADWAY
          CARROLLTON, TEXAS                                         75006
---------------------------------------                      -------------------
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


As of May 14, 1997, the Company had 4,900,000 shares of Common Stock outstanding.

                             HILITE INDUSTRIES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
                                      INDEX

                                                                            PAGE
                                                                            ----
Part I.   FINANCIAL STATEMENTS
          --------------------

          Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheets as of  June 30, 1996
                      (Audited) and March 31, 1997
                      (Unaudited).............................................3

                   Consolidated Statements of Income for the
                   Three and Nine Months Ended
                   March 31, 1997 and 1996 (Unaudited)........................4

                   Consolidated Statements of Cash Flows for the
                   Three and Nine Months Ended
                   March 31, 1997 and 1996 (Unaudited)........................5

                   Notes to Interim Consolidated Financial Statements
                   (Unaudited)................................................6


          Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of
                    Operations................................................7

Part II.  OTHER INFORMATION..................................................11
          -----------------

                  HILITE INDUSTRIES, INC.
                Consolidated Balance Sheets

                                                                    March 31,       June 30,
                                                                      1997            1996
                                                                   (Unaudited)      (Audited)
                                                                  ------------    ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ...................................   $       --      $       --
  Accounts receivable, less allowance for doubtful accounts of
    $106,667 and $91,100 at March 31 and June 30, respectively      11,563,772      11,356,477
  Tooling receivables .........................................           --           760,982
  Inventories .................................................     10,428,683       8,845,457
  Income tax receivable .......................................        441,029         235,615
  Deferred income taxes .......................................        472,627         472,627
  Prepaid expenses and other ..................................        768,657         542,089
                                                                  ------------    ------------
    Total current assets ......................................     23,674,768      22,213,247
                                                                  ------------    ------------

Property, plant and equipment, at cost ........................     41,610,511      38,139,671
Less: accumulated depreciation and amortization ...............    (12,536,735)    (10,349,569)
                                                                  ------------    ------------
Property, plant and equipment, net ............................     29,073,776      27,790,102

Goodwill, net of amortization .................................      5,947,813       6,195,290
                                                                  ------------    ------------

TOTAL ASSETS ..................................................   $ 58,696,357    $ 56,198,639
                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses .......................   $  9,346,326       8,607,287
  Long-term debt - current portion ............................      2,320,672       2,320,672
                                                                  ------------    ------------
    Total current liabilities .................................     11,666,998      10,927,959
                                                                  ------------    ------------

Note payable ..................................................      9,414,393       5,933,659
Long-term debt ................................................     10,090,639      11,738,709
Deferred income taxes .........................................      2,315,442       2,077,589
Subordinated debt .............................................      1,785,184       1,860,184
                                                                  ------------    ------------
    Total non-current liabilities .............................     23,605,658      21,610,141

Shareholders' equity:
  Preferred Stock, $.01 par value; 5,000,000 shares authorized,
    none issued and outstanding ...............................           --              --
  Common stock, $.01 par value; 15,000,000 shares authorized,
    4,900,000 issued and outstanding ..........................         49,000          49,000
  Additional paid-in capital ..................................      9,105,674       9,105,674
  Retained earnings ...........................................     14,269,027      14,505,865
                                                                  ------------    ------------
    Total shareholders' equity ................................     23,423,701      23,660,539
                                                                  ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................   $ 58,696,357    $ 56,198,639
                                                                  ============    ============

          The accompanying notes are an integral part of these interim consolidated financial statements.

                            HILITE INDUSTRIES, INC.
                       Consolidated Statements of Income

                                                               Three Months Ended              Nine Months Ended
                                                                    March 31,                      March 31,
                                                          ---------------------------   ----------------------------
                                                              1997           1996           1997            1996
                                                          ------------   ------------   ------------    ------------
                                                                      (Unaudited)                   (Unaudited)

Net sales................................................$  18,754,695   $ 17,907,061   $ 53,180,631    $ 52,314,617
Cost of sales ............................................  15,755,508     14,369,290     46,083,667      41,176,883
                                                          ------------   ------------   ------------    ------------

Gross profit .............................................   2,999,187      3,537,771      7,096,964      11,137,734
Selling, general and administrative expenses .............   2,120,866      1,978,256      6,034,335       5,575,872
                                                          ------------   ------------   ------------    ------------

Operating income .........................................     878,321      1,559,515      1,062,629       5,561,862
Interest expense, net ....................................     436,773        451,903      1,267,675       1,214,585
                                                          ------------   ------------   ------------    ------------

Income (Loss) before income taxes ........................     441,548      1,107,612       (205,046)      4,347,277
Income tax provision .....................................     303,127        397,066         31,791       1,576,915
                                                          ------------   ------------   ------------    ------------

Net income (loss)........................................$     138,421   $    710,546   $   (236,837)   $  2,770,362
                                                          ============   ============   ============    ============


Per share data:

Earnings  (Loss) per share...............................$         .03   $        .15   $      (0.05)   $        .57
                                                          ============   ============   ============    ============

Weighted average number of
  shares outstanding .....................................   4,900,000      4,900,000      4,900,000       4,900,000
                                                          ============   ============   ============    ============




          The accompanying notes are an integral part of these interim consolidated financial statements.

                            HILITE INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows

                                                              Nine Months Ended
                                                                  March 31,
                                                        ----------------------------
                                                            1997            1996
                                                        ------------    ------------
                                                        (Unaudited)     (Unaudited)
Cash flows from operations:
  Net income (loss) .................................   $   (236,837)   $  2,770,362
    Adjustments to reconcile net income to
      net cash provided by operations:
       Depreciation .................................      2,631,750       2,107,873
       Amortization .................................        247,477         216,184
       Increase in net deferred income taxes ........        237,853          28,208
                                                        ------------    ------------
    Cash provided from operations before changes
      in operating assets and liabilities ...........      2,880,243       5,122,627

    Changes in operating assets and liabilities:
       Increase in accounts receivable ..............       (207,296)     (2,214,110)
       Decrease in tooling receivable ...............        760,982         654,767
       Increase in inventories ......................     (1,583,226)     (1,999,916)
       Increase in prepaid expenses and
         other current assets .......................       (226,568)       (442,688)
       Increase in accounts payable and
         accrued expenses ...........................        828,437       1,404,137
       Increase (decrease) in income taxes payable ..       (205,414)        470,827
                                                        ------------    ------------
    Total changes in operating assets and liabilities       (633,085)     (2,126,983)
                                                        ------------    ------------
Net cash provided by operations .....................      2,247,158       2,995,644
                                                        ------------    ------------

Cash flows used in investing activities:
  Acquisition of subsidiary .........................           --        (7,789,000)
  Net additions to property, plant and equipment ....     (3,915,429)     (5,128,782)
                                                        ------------    ------------

Net cash used in investing activities ...............     (3,915,429)    (12,917,782)
                                                        ------------    ------------

Cash flows from financing activities:
  Proceeds from acquisition financing ...............           --        15,397,000
  Proceeds from long-term debt ......................           --         1,497,000
  Repayment of debt and capital lease ...............     (1,737,464)     (9,070,256)
  Repayment of subordinated debt ....................        (75,000)           --
  Net increase in note payable ......................      3,480,735       1,297,217
                                                        ------------    ------------

Net cash from financing activities ..................      1,668,271       9,120,961
                                                        ------------    ------------

Net decrease in cash and cash equivalents ...........           --          (801,177)
Cash and cash equivalents at beginning of period ....           --         1,120,543
                                                        ------------    ------------

Cash and cash equivalents at end of period ..........   $       --      $    319,366
                                                        ============    ============

Non-cash transaction: As part of the acquisition on July 21, 1995, $2,000,000 in subordinated debt were issued to the selling shareholders as consideration for the purchase price. The issuance of the subordinated notes increased the value of goodwill recorded.

              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                             HILITE INDUSTRIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The interim financial statements of Hilite Industries, Inc. (the "Company") at March 31, 1997 and for the nine-month period ended March 31, 1997, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1996 balance sheet was derived from the balance sheet included in the Company's audited Financial Statements as included in the Company's Annual Report on Form 10-K.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited Financial Statements. Operating results for the nine-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

2.   INVENTORIES

     Inventories at March 31, 1997 and June 30, 1996 consisted of the following:

                                               March 31           June 30
                                           -----------------  ----------------
                                             (Unaudited)         (Audited)

              Raw  materials...............$      4,397,168   $      3,432,454
              Work in process..............       2,010,840          2,194,099
              Finished goods...............       4,020,675          3,218,904
                                           ----------------   ----------------
                                           $     10,428,683   $      8,845,457
                                           ================   ================

3.   DEBT

     Effective July 21, 1995, the Company, in conjunction with its acquisition of North American Spring and Stamping Corp.("NASS") or ("specialty components and assemblies division"), executed an amendment to its existing loan agreement ("the Agreement") with a bank to reflect new credit facilities totaling $26,700,000. The credit facilities consist of the following:

     1) A revolving line of credit of $10,000,000, of which $5,590,000 was used to complete financing on the acquisition, with interest payable monthly. As of March 31, 1997, $9,414,000 had been used on the line of credit and $686,000 is available. The interest rate on the line of credit is LIBOR plus 1 1/2% which resulted in a blended rate ranging from 7.69% to 8.19% at March 31, 1997. The revolving line of credit expires on July 21, 1998. An annual commitment fee of 1/4% is payable quarterly on the average unused portion of the revolving line of credit,

          Term loans with an original principal balance of $13,700,000 and a balance at March 31, 1997 of $10,456,000. Principal payments on the term loan of approximately $163,000 together with interest are payable monthly. The maturity date of the term loans is August 1, 2002. The interest rate on the term loans, LIBOR plus 1 1/2%, ranged between 7.19% and 7.67% at March 31, 1997. The term loans werE used for funding the acquisition and for refinancing existing Company debt,

     3) An equipment acquisition facility of $3,000,000 for the financing of equipment purchases. Any term loans issued under this facility will bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2% (7.13% at March 31, 1997). As of March 31, 1997,
          $1,198,000 had been used under thiS facility and $1,503,000 is available. Principal payments on the equipment acquisition facility of approximately $25,000 together with interest are payable monthly;

     In addition to the above credit facility, the Company also has a fifteen year real estate note with the same bank that expires on November 1, 2007. The note, which has an original principal amount of $960,000 and a $683,000 outstanding balance at March 31, 1997, is payable in monthly installments of $5,333 plus interest at the prime rate (8.50% at March 31, 1997). The real estate note's due date can be accelerated, at the bank's option, to July 21, 1998.

     All of the notes and line of credit are collateralized by accounts receivable, inventory, equipment and real estate of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

Net sales for the quarter ended March 31, 1997 were $18,755,000 compared to $17,907,000 for the quarter ended March 31, 1996, representing a increase of $848,000 (4.7%). The specialty components and assemblies division's sales increased 6.5% to $7,217,000 compared to $6,775,000 in the third quarter of the prior year. The increase was primarily due to higher after-market sales and higher sales on the second generation mass air flow assembly in the current year than the first generation assembly it replaced in the prior year. Brake valve sales decreased 3.8% to $5,561,000 compared to $5,778,000 in the third quarter of fiscal 1996. The decrease in this division was due to a slow start-up of new programs, particularly the GM P-90 program, which was intended to replace another GM product line. Sales on the P-90 program are expected to be strong in the fourth quarter and two other large volume programs, a relief valve for Bosch and a brake valve for Ford's UPN150 program, are also expected to begin in the fourth quarter. Sales on these three programs are expected to reach $6,000,000 annually by fiscal 1998. The power transmission components division's sales increased 11.6% to $5,977,000 compared to $5,354,000 in the third quarter of the prior year. New sales to Mitsubishi for a machined mounting bracket was the primary reason for the increase. The impact of price changes in the quarter was not significant.

The Company's gross profit was $2,999,000 (16.0% of net sales) for the third quarter of the 1997 fiscal year compared to gross profit of $3,538,000 (19.8% of net sales) for the third quarter of the 1996 fiscal year. The decline in gross profit is largely attributable to the specialty components and assemblies division which is six months into an action plan to return the division's Q1 status with Ford. Ford, in recognition of the division's efforts, is working with the Company to allow more time to demonstrate improvement in quality and systems. Management continues to evaluate and implement strategies and alternatives for streamlining the division and for addressing unprofitable products and product lines. The Company's goals are to restore the division to Q1 status with Ford and to return the division to profitability as soon as possible.

Gross profits in the brake valve and power transmission components divisions increased in the period over the prior year due to a favorable product mix and improved operating efficiencies.

Selling, general and administrative expenses were $2,121,000 (11.3% of net sales) in the third quarter of the 1997 fiscal year compared to $1,978,000 (11.0% of net sales) in the third quarter of the 1996 fiscal year. The increase of $143,000 in selling, general and administrative expenses is primarily due to increased labor and consulting expenses, much of which has been devoted to the reorganization plan at the specialty components and assemblies division.

Interest expense was $437,000 for the three months ended March 31, 1997 compared to $452,000 for the three months ended March 31, 1996. The increase is due to higher average line of credit balances.

Primarily as a result of the issues at the specialty components and assemblies division, net income of $138,000 was recorded for the third quarter of fiscal 1997 compared to net income of $778,000 for the comparable period of the prior year.


NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

Net sales for the nine months ended March 31, 1997 were $53,181,000 compared to $52,315,000 in the nine months ended March 31, 1996, an increase of 1.7%. Sales by the specialty components and assemblies division increased 8.4% to $20,776,000 in the current year period compared to $19,158,000 in the prior year period. The increase primarily resulted from a full nine months sales from the division, which was acquired on July 21, 1995. The brake valve division sales decreased 3.9%, or $680,000, to $16,569,000 in the first nine months of the current year from $17,249,000 in the first nine months of the prior year. The decrease in this division was due to a slow start-up on new programs, particularly the GM P-90 program, which was intended to replace another GM product line. Sales from the P-90 program are expected to be strong in the fourth quarter and two other large programs, a relief valve for Bosch and a brake valve for Ford's

UPN150 program, are also expected to begin in the fourth quarter. Sales on these three programs are expected to reach $6,000,000 annually by fiscal 1998. Power transmission component sales were $15,837,000 for the first nine months of fiscal 1997, a decrease of 0.5% from $15,909,000 in the first nine months of the prior year. New sales to Mitsubishi for a machined mounting bracket were not sufficient to offset declines in electromagnetic clutches. The impact of price changes in the period was not significant.

The Company's gross profit was $7,097,000 (13.3% of net sales) for the first nine months of the 1997 fiscal year compared to gross profit of $11,138,000 (21.3% of net sales) for the first nine months of the 1996 fiscal year. The decline in gross profit is largely attributable to the specialty components and assemblies division which is six months into a reorganization action plan to address issues resulting from the previously announced "Q1" probation from Ford. Included in the second quarter were expenses of approximately $550,000 relating to reorganization expenses, a negative inventory adjustment and increased warranty reserves. These expenses are not anticipated to recur in future quarters. However, additional expenses have been committed in the second and third quarter over the previous year's quarter for management and engineering resources and increased maintenance and tooling of equipment. Management continues to evaluate and implement strategies and alternatives for streamlining the division and for addressing unprofitable products and product lines. The Company's goals are to restore the division to Q1 status with Ford and to return the division to profitability as soon as possible.

The gross profits of the brake valve division increased slightly for the nine months ending March 31, 1997 compared to the same period of the prior year despite the lower sales level due primarily to operating efficiencies. The power transmission components division's gross profits also increased slightly in the period primarily due to a favorable product mix and operating efficiencies.

Selling, general and administrative expenses were $6,034,000 (11.3% of net sales) in the first nine months of the 1997 fiscal year compared to $5,576,000 (10.7% of net sales) in the first nine months of the 1996 fiscal year. The increase of $458,000 in selling, general and administrative expenses is primarily due to increased labor and consulting expenses, much of which has been devoted to the reorganization plan at the specialty components and assemblies division and the current year's amount reflects a full nine months of expenses of the specialty components and assemblies division which was acquired on July 21, 1995.

Net interest expense was $1,268,000 for the nine months ended March 31, 1997 compared to $1,215,000 for the nine months ended March 31, 1996. The increase of $53,000 is due to a full nine month's acquisition debt as opposed to the prior year which carried the debt from the acquisition date.

Primarily as a result of the issues at the specialty components and assemblies division, a net loss of $237,000 was recorded for the nine months ended March 31, 1997 compared to net income of $2,770,000 for the comparable period of the prior year.

Liquidity and Capital Resources
-------------------------------

During the nine month period ended March 31, 1997, the Company's net cash provided from operations was $2,247,000 compared to $2,996,000 in the prior year. Additional cash provided by an increase of notes payable of $3,481,000. For the nine month period cash was used for capital expenditures of $3,915,000 and to pay debt of $1,738,000. At March 31, 1997 the Company's working capital was $12,008,000 compared to working capital of $11,285,00 at June 30, 1996. The current ratio was 2.0 to 1 at March 31, 1997 and June 30, 1996. During the nine months ended March 31, 1997, the book value per share decreased slightly due to the reported loss to $4.78 at March 31, 1997 from $4.83 per share at June 30, 1996.

Inventory increased by $1,583,000 during the nine months ended March 31, 1997 due to a larger product base and high raw material balances on start-up programs. The average number of days outstanding for receivables was 55 days at March 31, 1997 compared to 52 days at June 30, 1996. The increase in the average number of days is primarily due primarily due to timing of cash receipts. Approximately $2,000,000 cash was received in payment of accounts receivable during the first week in April. As of March 31, 1997, no significant amounts were considered uncollectible.

The Company's capital expenditures were $3,915,000 for the nine months ended March 31, 1997. The Company presently estimates capital expenditures for the year ending June 30, 1997 will approximate $5,000,000, unless new business opportunities require additional capital commitments. As of March 31, 1997, commitments, net of progress payments, were $900,000 for capital expenditures and $2,400,000 for tooling which is expected to be reimbursed from customers.

The Company's long-term debt includes consolidated term and mortgage notes (original principal amounts of $13,700,000 and $960,000, respectively, and current balances at March 31, 1997 of $10,456,000 and $683,000, respectively) which are payable in monthly installments of $163,095 and $5,333, respectively, plus interest at a blended rate of 6 month and 12 month LIBOR plus 1 1/2%. All amounts borrowed under the consolidated term and mortgage notes are secured by the Company's real estate, accounts receivable, inventory, machinery and equipment and have maturities of August 1, 2002 and November 1, 2007, respectively. The consolidated term note limits dividends payable by the Company.

The Company has a general credit facility of $10,000,000 and an equipment acquisition facility of $3,000,000 (collectively the "Credit Facilities") for working capital and capital equipment needs. The Credit Facilities mature on July 21, 1998. As of March 31, 1997, $686,000 was available under the general credit facility and $1,503,000 was available under the equipment acquisition facility. An annual fee of one quarter of one percent is payable monthly on the unused portion of the Credit Facilities. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the Credit Facilities.

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

Proceeding Against Sellers of Speciality Components and Assemblies Division
---------------------------------------------------------------------------

In May 1997 the Company initiated a suit in the United States District Court for the Northern District of Illinois (Eastern Division) against the sellers of NASS (now known as the speciality components and assemblies division) to the Company. The Company alleges, among other things, that the sellers made material misrepresentations upon the sale of NASS and the Company is seeking that the sellers pay substantial damages to the Company and or that the transaction be rescinded. Management of the Company believes that it has a strong case against the sellers and the Company intends to vigorously prosecute this action.

Safe Harbor for Forward-looking Statements
------------------------------------------

Except for historical information contained herein, certain statements in this release are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the manufacturing process and production yields and risks related to technological changes in components which affect the life of the product. Also, there can be no assurance that the corrective action program at the specialty components and assemblies division will satisfy Ford's requirements or time frame. Those and other risks are described in the Company's Form 10-K for the year ending June 30, 1996 filed with the Securities and Exchange Commission ("SEC"), copies of which are available from the SEC or may be obtained upon request from the Company.


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


                                           HILITE INDUSTRIES, INC.





Date:     MAY 14, 1997                     /S/ DANIEL W. BRADY
          ------------                     ----------------------------
                                           Daniel W. Brady
                                           Chief Executive Officer




Date:     MAY 14, 1997                     /S/ ROY WIEGMANN
          ------------                     ----------------------------
                                           Roy Wiegmann
                                           Chief Financial Officer