Form 10-K
period 1997-06-30
HILITE INDUSTRIES INC
filed 1997-09-29
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 1997

Commission file number                                  0-22924

                            HILITE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                               75-2147742
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)




        1671 S. Broadway
        Carrollton, Texas                                           75006
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip code)

                                 (972) 466-0475
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities  registered  pursuant to Section 12(g) of the Act: Common Stock, $.01 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]    No [_]

Based upon the closing price on the NASDAQ National Market System on September 12, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $6,463,000.

As of September 12, 1997, the Company had 4,900,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which Definitive Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended June 30, 1997 is incorporated by reference in Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     Yes [X] No [_]

                                     PART I

ITEM 1 - BUSINESS

Hilite Industries, Inc. (the "Company") designs, manufactures and sells a diversified line of highly-engineered products primarily for automotive applications. These products include brake valves such as proportioning valves, power transmission components such as electromagnetic clutches, mounting brackets and pulleys, and specialty components and assemblies such as stampings, specialty springs and automated assemblies. Some of the Company's products are engineered in close cooperation with the Company's customers to meet their specific performance requirements. Approximately 75% of the sales of the Company are to automotive companies and their suppliers for passenger cars and light trucks sold in the United States. The Company's customers include all three domestic automotive companies: Ford Motor Company ("Ford"), General Motors Corporation ("General Motors") and Chrysler Corporation ("Chrysler") as well as other automotive companies such as Mitsubishi Motor Sales of America, Inc. ("Mitsubishi"), Honda of America Mfg., Inc. ("Honda"), Toyota Motor Sales, U.S.A., Inc. ("Toyota") and Navistar International Transportation Corporation ("Navistar"). The Company also sells products to first-tier suppliers including Borg-Warner Corporation ("Borg-Warner"), Bosch Braking Systems Corporation
("Bosch"),   Denso  of  Los  Angeles,   Inc.  ("Denso"),   Motivair  Corporation
("Motivair") and ITT Automotive of North America, Inc. Significant non-automotive customers include Crane National Vendors, the Balance Systems Division of Amesburg Group, Inc., Motorola, Inc. and a variety of distributors for industrial/hydraulic clutches.

Except for the historical information contained herein, the document contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled Risk Factors, Competition, Raw Materials and Regulations.

The Company's revenues have grown in recent years through both internal growth and acquisition. Sales increases in each of the previous three years were 1.2%, 61.8% and 21.7% in fiscal years 1997, 1996 and 1995, respectively. According to Ward's Automotive Reports, U.S. sales of automobiles and light trucks have remained flat over the past three years. Vehicles sold in the U.S., by model year (July - June), were 14.9 million in 1997, 15.0 million in 1996 and 14.9 million in 1995. A net loss of $1,657,000 was reported in fiscal year 1997 which interrupts a five year record of exceptional growth and profitability for the Company. The net loss for the year was entirely attributable to the specialty components and assemblies division and includes a fourth quarter after tax charge of $1,757,000 related to the restructuring of the division. The charge includes provisions for the termination of certain contracts, the write down of certain assets to estimated fair value, net of selling costs and other costs related to the reorganization.

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

On July 21, 1995, the Company acquired 100% of the outstanding common stock of North American Spring and Stamping Corp. ("NASS"). NASS manufactures and sells a diversified line of assembled components, stampings and specialty springs, primarily for electronic automotive applications, and is referred to as the specialty components and assemblies division. The acquisition was accounted for by the purchase method of accounting and NASS' assets and liabilities were recorded at their fair value at the date of the acquisition. The Company's statements of operations include the results of operations of NASS subsequent to July 21, 1995.

Early in fiscal 1997 the specialty components and assemblies division was confronted with a rapidly deteriorating situation resulting from the loss of Ford's Q1 rating and mounting losses on the start-up of new business. The Company responded with a new management team for the division who began an aggressive program to contain the immediate problems, maintain positive communications with customers and develop a plan to return the division to profitability. The new management team, along with top Company management, has directed an intense effort to create a restructuring plan that will substantially cut the division's losses in the near term while providing a foundation for rebuilding the business to profitability at the operating income level in fiscal 1998. The restructuring plan was presented and approved by the Board of Directors in June 1997 and consists of the following elements:

1. Identify the core products of the division which fit with the Company's strengths. The division will focus on value added stampings and assemblies and some specialty spring products, which represented approximately 70% of fiscal 1997 sales. Improvements in pricing, processes and systems are being implemented to increase the profitability of these products.
2. Identify unprofitable, commodity-type products and implement a plan for their orderly disposition which is intended to result in a 60% reduction in part numbers. This disposition plan involves products with fiscal 1997 sales of approximately 30%. Based upon discussions with our customers, an orderly transfer of these products to other vendors will take an estimated nine month period. Effective August 1, 1997, a price increase will occur on these parts to more accurately reflect our manufacturing and support costs during the transition period.
3. Streamline the plant operating and overhead structure to adjust to the downsized production levels while increasing quality and engineering capability.
4. Upgrade quality systems and manufacturing and management processes to enable the division to qualify for a QS-9000 rating and to regain the Q1 status at Ford.

As a result of implementing this restructuring plan a pre-tax charge of $2,700,000 ($1,757,000 after-tax) was recorded in the fiscal 1997 results. The charge is comprised of a reduction (approximately $900,000) in the net book value of certain assets primarily machinery, equipment and tooling, to their estimated fair value, net of estimated selling costs, accrual of certain costs which the Company expects to incur in terminating contractual obligations, but for which no future economic benefit will be received (approximately $1,600,000) and other costs (approximately $200,000). Operating losses, which may occur during the phase-out period, have not been accrued.

As of June 30, 1997 the plan was substantially in place although much difficult work lies ahead. Operating losses may continue at the division but, at a much reduced rate, in the first two or three quarters of the 1998 fiscal year. Management's goal is to have a small operating profit in the division for the year and a business unit that is streamlined, focused on quality, engineered products that fits well with the Company's strengths and which will provide a foundation for future growth. The achievement of this goal is dependent upon regaining Q1 status with Ford and achieving QS-9000 certification. Not achieving this goal may have a significant adverse effect on the division's profitability. See Risk Factors.

PRODUCTS

The following table sets forth the Company's net sales for brake valves, power transmission components and specialty components and assemblies divisions together with their corresponding percentages of total net sales for each of the three fiscal years ended June 30, 1997:

                                           Year ended June 30,
                          -----------------------------------------------------
                                1997              1996                1995
                          ---------------    ---------------    ---------------
                                         (dollars in thousands)

Net sales:
   Brake valves           $22,195   30.2%    $23,909   32.9%    $22,503   50.1%
   Power transmission
     components            21,762   29.6      21,533   29.7      22,397   49.9
   Specialty components
     and assemblies        29,535   40.2      27,200   37.4        --      0.0
                          -------  ------    -------  ------    -------  ------
   Total net sales        $73,492  100.0%    $72,642  100.0%    $44,900  100.0%
                          =======  ======    =======  ======    =======  ======


BRAKE VALVES

Brake valves sales were $22,195,000, accounting for 30.2% of the Company's net sales for the 1997 fiscal year. Brake proportioning valves, the principal product of this division, provide the proper amount of pressure to the front and rear brakes to facilitate a controlled stop within a minimum distance. These valves are found on both conventional and anti-lock braking systems for most passenger cars and light trucks. The Company manufactures various types of brake valves, including in-line valves and remote valves, and will produce two new types of products in fiscal year 1998, relief valves and actuator assemblies. The relief valve is an integral part of a power brake booster system used on vehicles which have inadequate vacuum to support power braking. An actuator assembly is used with a height sensing brake valve to modify the pressure distributed to the rear wheels based on the changing loads in the vehicle.

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

The Company's proprietary and patented in-line valves are generally installed directly in the master cylinder of the brake system. In-line valves offer advantages to automotive manufacturers, including lower cost, reduced size and flexibility. The remote valve, which is installed away from the master cylinder, is a more sophisticated proportioning valve used in applications where additional functions are required, such as metering, switching and sending an electrical signal to a dashboard light indicating brake malfunction. During the past decade, there has been a trend for the Company's customers to select in-line valves for new brake system applications.

Since the late 1980s, there has been a trend toward anti-lock brake systems ("ABS"). ABS technology reduces vehicle stopping distances, under certain conditions, with improved handling capability. Most vehicles must have a brake proportioning valve, whether or not they have ABS. The features of ABS are engaged only under specific circumstances such as unusual road surface conditions or "panic" stops. Proportioning valves, like those produced by the Company, are required in normal braking functions and act as a backup to ABS. Moreover, the trend to use ABS and consumer demand for shorter stopping distances and improved braking control in adverse situations has motivated automotive manufacturers to redesign many brake systems resulting in additional opportunities for the Company.

The Company supplies valves for many well-known car and mini-van models for all three major automotive companies and is expanding the applications of the Company's brake valves. In the second half of fiscal 1997, the Company began supplying brake valves on General Motors "P90" and "W" car models and will, in fiscal 1998, begin shipping relief valves to Bosch and actuator assemblies to Chrysler. The Company believes, based on its estimate of the number of brake proportioning valves used in automobiles and light trucks, that its market share of brake proportioning valves sold in the United States is approximately 21%.

POWER TRANSMISSION COMPONENTS

Power transmission component sales were $21,762,000, accounting for 29.6% of the Company's net sales for 1997. This division's products fall into two broad categories: electromagnetic clutches and other power transmission products.

Electromagnetic Clutches. Electromagnetic clutches provide the on-off control of rotary motion. They are used in a wide range of applications, including sport utility vehicles, hydraulic pumps, automotive air conditioning compressors, generators, alternators and water pumps. The Company's clutches can also be found on various trucks, fishing boats and manufacturing and construction equipment. The Company has received the Borg-Warner Automotive Certified Quality Vendor Award every year since 1987. Electromagnetic clutches have been manufactured since 1956 under the trade name Pitts Industries. Recent favorable exchange rates between the U.S. dollar and the Japanese yen have improved the opportunities for the Company to supply clutches to the heavy truck market. In fiscal 1995, the Company began shipping air conditioning clutches to Navistar and Motivair and will begin shipping clutch components in transmissions to Borg Warner in fiscal 1998.

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

In the early 1980s the Company began supplying Japanese companies doing business in the United States with precision machined automotive components. These relationships began with Denso, a first-tier supplier of Toyota. The Company now supplies products to Honda both directly and through Calhac, a wholly-owned system supplier for Honda, and to Mitsubishi. The Company's experience in understanding, implementing and producing products which meet the quality requirements and other specifications of its Japanese customers provide the Company with an opportunity for growth with its existing customers and with other Japanese companies doing business in the United States. The Company plans to expand these relationships. The Company has received the top awards for quality and delivery from both Honda and Denso over the last several years.

SPECIALTY COMPONENTS AND ASSEMBLIES

Specialty components and assemblies sales were $29,535,000, accounting for 40.2% of the Company's net sales for the 1997 fiscal year. NASS was originally founded in 1950 as Shaffer Spring Company and subsequently changed its name to North American Spring and Stamping Corp. in 1976. This division is restructuring to provide stronger focus on high volume, precision stampings and automated assemblies and to de-emphasize and eliminate commodity products.

The specialty components and assemblies division primarily manufactures products for OEM automotive customers with Ford Motor Company being the largest customer at 58% of this division's total sales in fiscal 1997. Currently, 75% of the division's business is OEM automotive with the remaining 25% in non-automotive applications. Some of the applications using components and assemblies manufactured by the division for the automotive industry include electronic controllers for engines, air bags, fuel systems and anti-lock brakes. In addition to Ford, the division sells automotive components to Delco Electronics and ITT Automotive. Products sold for non-automotive applications include delivery coils for vending machines, components used in the telecommunications industry, window counter-balance springs and various other products. These products will continue to be supplied by the division after the restructuring is complete.

In late September 1996, the division was placed on Q1 probation by Ford as a result of certain quality concerns regarding its products. While on probation, the division is prohibited from being considered for additional business from Ford (although existing programs in the development stages are allowed to continue). A team of corporate and division management has developed a restructuring plan focused on returning the division to profitability and regaining Q1 status by the end of the fiscal year. In fiscal 1997, sales to Ford by the division were approximately $17,000,000; there can be no assurance, at this time, that the Q1 status can be regained or what effect the continued probation or revocation will have on future sales.

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

During the 1997, 1996 and 1995 fiscal years, the Company's research and development expenditures were approximately $882,000, $945,000 and $879,000, respectively. Of these expenditures, $240,000, $343,000 and $596,000, respectively, were sponsored by customers and $642,000, $602,000 and $283,000, respectively, were sponsored by the Company.

CUSTOMERS

The Company's customers include automotive manufacturers as well as major first-tier suppliers of brake and transmission systems to automotive manufacturers. Approximately 75% of the Company's total net sales for the 1997 fiscal year were to the automotive industry. The Company's five largest customers with their percentages of the Company's net sales for the 1997, 1996 and 1995 fiscal years were as follows:


                                             Percentage of Net Sales
                                             -----------------------
                                               Year ended June 30,
                                               -------------------
Customer                                     1997      1996      1995
--------                                     ----      ----      ----
Ford.......................................   30%       30%       23%
Chrysler...................................    7         7         1
Borg-Warner................................    6         7        17
General Motors.............................    6         9        12
Bosch (formerly AlliedSignal)..............    6         7        10

Sales for NASS are included from the acquisition date, July 21, 1995. During fiscal 1996 Bosch purchased the braking systems division from AlliedSignal. The percentages above reflect the sales to the manufacturing facilities previously operated by AlliedSignal, as if no change in ownership occurred. The Company's customers are primarily in the automotive industry and, as a result, the Company is impacted by the overall economic conditions within the industry.

SALES AND MARKETING

The Company utilizes a non-exclusive, independent sales representative company based in Detroit, Michigan to assist the Company in selling its brake valves. The representative's employees work directly with the engineering and purchasing personnel of the automotive manufacturers and their first-tier suppliers. This sales representative, who has considerable experience in selling brake valves, is paid by commission based upon sales. The Company believes this sales method has contributed to the sales growth of the Company's brake valves, is cost effective, assists the Company in identifying new applications for its products and fosters good relations with its customers.

Company employed sales and customer service personnel are primarily used for selling power transmission components. Clutches and machined products are sold by the Company's direct sales personnel who utilize trade journal advertising and direct customer contacts. Clutches are also sold through distributors throughout the United States which sell to the marine and mobile equipment industries. The Company believes these sales methods are cost effective, assist the Company in identifying new customers and applications for its products and foster good relations with its customers.

Sales of the specialty components and assemblies division are predominantly made through independent sales representatives. As part of the restructuring plan at the division, effective July 1997, the Company terminated the sales representative responsible for sales to Ford. They were replaced by the same Ford sales representative agency used by the brake valve division. This agency has a long standing relationship and excellent contacts at all three major automotive companies. The move was made to reduce costs and to broaden the future sales growth opportunities for the division. The other nonexclusive sales representatives for the division operate under agreements pursuant to which the representative is paid a commission based upon sales.

Inventory is delivered to various customer locations throughout the country, based on automotive release schedules using common carriers that are typically selected by the customers. Consistent with industry practice, outbound freight is generally paid by the customer.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company holds several patents for brake valves including a patent for the manufacturing method of the in-line brake proportioning valve. This method provides a cost advantage to the Company since it reduces material costs. In addition, the Company uses many proprietary processes and technologies which are either not patentable or are not yet patented. The Company's trade secrets includes proprietary engineering designs and manufacturing processes.

COMPETITION

The automotive industry is highly specialized and competitive. There are approximately four principal competitors of the Company that supply brake valves to the major domestic automotive manufacturers. All of these companies are larger and more diversified than the Company. However, the Company believes it has the second largest brake proportioning valve market share and its market share is growing. The Company believes that it has a competitive advantage compared to these competitors in that it is the only brake valve manufacturer capable of manufacturing both in-line and remote brake proportioning valves. Furthermore, the Company is the only manufacturer of brake proportioning valves that does not compete with its customers. In addition, one of its competitors, General Motors, has begun outsourcing some of its brake valves to the Company. Because of the capital investment in facilities and automated machining, testing and assembly equipment, the Company has a state-of-the-art brake valve manufacturing capability and believes it is the low cost producer of brake valves.

There are two principal competitors which dominate the high volume automotive clutch market, one of which is a Japanese company. The Company participates in specialized niches in the lower volume heavy truck clutch market which has few competitors. The Company also manufactures a specialized clutch for a first-tier automotive supplier of transmission systems.

There are several manufacturers which supply machined products similar to the Company's machined products, certain of which are larger and have greater financial resources than the Company. In addition, the Company's customers manufacture, engineer and design components which compete with the Company's products and they could expand this activity, thereby reducing opportunities for the Company.

There are numerous smaller and a few larger companies located throughout the United States which produce products similar to those of the specialty components and assemblies division. Management believes that its niche will be stampings and automated assemblies that provide more value added benefits through investment in equipment and engineering thus avoiding parts that fall exclusively into "commodity" categories. Growth opportunities have been achieved in the electronics area with a number of automated assemblies and specialty stampings which are the primary area on which this division will concentrate according to the restructuring plan.

A favorable trend has been for major automotive manufacturers and their large first-tier suppliers to outsource the manufacture of specialty components and assemblies such as brake valves, clutches and machined brackets. The Company has benefited from this trend which is expected to continue. However, many of these companies have the engineering and financial resources to manufacture these products themselves should they choose to do so.

The Company's products, which are primarily sold to automotive manufacturers and their first-tier suppliers, are utilized in over sixty major car models. Each of these models represents significant sales to the Company. Although the Company generally is the sole supplier of the Company's parts for the life of the model, customer's marketing and engineering decisions can limit the life of a car model or technological changes can cause a particular part to become obsolete. The Company competes for business during the development of new models and upon the redesign of certain existing models by its customers. Development of new and redesigned models usually begins several years prior to their introduction to the public. In recent years, the Company has been successful in obtaining new business for new and redesigned models. However, there can be no assurance that the sales of products for use in new models will fully offset the potential reduction in volume caused by discontinued models.

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

RAW MATERIALS

The Company uses a variety of raw materials in the production of its products, including aluminum, copper and steel as well as specialty parts. The automotive companies and first-tier suppliers require specific practices and quality standards to be maintained by the Company over their suppliers of raw materials and purchased components. These practices are reflected in the Company's purchasing policies. The Company believes that its supplies of raw materials for manufacturing requirements are adequate and are available from multiple sources. It is common, however, for customers to require their prior approval before certain raw materials or components can be used, thereby possibly reducing sources of supply that would otherwise be available. The Company believes that there are adequate numbers of its suppliers which meet these standards.

BACKLOG

The Company's backlog at June 30, 1997 was approximately $22,300,000, as compared to $20,500,000 at June 30, 1996, representing an increase of 9%. All of the backlog at June 30, 1997 is expected to be delivered during the 1998 fiscal year. The increase in backlog is primarily due to the large number of new programs starting up during the first quarter of fiscal 1998. Backlog at any particular date may not be indicative of sales during the entire fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

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

EMPLOYEES

At June 30, 1997, the Company had 697 employees, of whom 572 were paid hourly wages. These hourly employees were primarily engaged in manufacturing, maintenance and warehousing. Of the 697 employees, 389 were employed in Texas, 306 were employed in Illinois and two were employed elsewhere.

Approximately 102 hourly employees who are engaged in clutch manufacturing are covered under a collective bargaining agreement with the International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO ("IUEE") Local Union #1007 which expired on September 20, 1997. A new agreement is currently under negotiation. A separate agreement with Local Union #1023 of the IUEE covering approximately 145 employees, engaged in brake valve manufacturing, expires on May 20, 1999. All of the employees of the IUEE are located in Texas, a right-to-work state. Approximately 270 hourly employees in Illinois are represented by the AFL-CIO Local unions #10 and #24. One contract, which covers approximately 231 employees expires on January 1, 1998; the other contract, which covers 39 employees, expired on November 30, 1996. A new contract is being negotiated.

Management anticipates that satisfactory contracts will be negotiated with each of these employee unions without a work stoppage or a material increase in cost, of which there can be no assurance. The Company believes that it has good relations with its employees.

RISK FACTORS

The risk factors below, along with those discussed in Business, Competition, Raw Materials and Regulations sections of this Annual Report on Form 10-K, are some, but not necessarily all, of the matters which present risks and uncertainties which could have a material adverse affect on the Company's ability to operate its business successfully or in a manner consistent with historical operating results. The Company's actual results could differ materially from projected results due to some or all of the factors discussed below.

Reliance on Major Customers - The Company's sales to Ford represented 30% of the Company's total sales in fiscal 1997 and represented 30% and 23% of the Company's total sales in fiscal 1996 and 1995, respectively. No other customer represented more than 10% of the Company's total sales in fiscal 1997 and 1996. In fiscal 1995, Borg-Warner, General Motors and AlliedSignal Brake Systems North America had sales in excess of 10% of the Company's total sales, but with the acquisition of NASS, the sales percentage fell below 10%, while the amount of sales did not significantly change. While the Company has long-standing relationships with these companies and sells a variety of products to various divisions of each company, the loss of a significant portion of its sales to any of these customers could have a material adverse effect on the Company. See "Business."

Reliance on Sales Representatives - With the hiring of the same sales representative agency that represents the Company for the brake valve division to represent the Company's specialty components and assemblies division with Ford, this agency is now responsible for approximately 50% of the Company's total annual sales. While the Company has maintained a close relationship with this agency for over ten years, any break with this relationship could have a material adverse affect on the Company. See "Sales and Marketing."

Automotive Industry Cyclicality and Conditions - The automotive industry is cyclical and subject to fluctuations based on general economic conditions. Unit sales of passenger cars and light trucks have been essentially flat since 1993. Significant declines in North American passenger vehicles and light truck sales could have an adverse effect upon the Company.

In recent years, there has been substantial and continuing pressure from the major automotive manufacturers to reduce costs, including reduction in prices by outside suppliers such as the Company. As a result, certain of the Company's customers have requested and the Company has agreed on occasion to provide selling price reductions and absorb inflationary cost increases. There can be no assurance that the Company can sustain current profit margins under these business conditions. See "Business."

Quality Control and Product Liability - While the Company maintains quality assurance procedures in the event a defect in its products is not detected prior to shipment to a customer, or use by a consumer, substantial costs could be incurred by the Company relating to a recall claim. While this has not been material in the past, a recall could have a material effect on the Company.

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

Competition, Rapidly Changing Markets and Capital Intensive Business - The automotive parts industry is highly competitive. The Company competes with many automotive parts suppliers, many of which are larger and have greater financial resources than the Company. Although the trend has been for the major U.S. automobile manufacturers and their suppliers to outsource the manufacture of specialty components such as brake valves, clutches and assemblies, many of these companies have the engineering and financial resources, to manufacture these products internally. If this were to occur, it could have a material adverse effect on the Company. See "Business - Competition."

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

Loss of Ford's Q1 Status at the Specialty Components and Assemblies Division - In late September 1996, this division was put on Q1 quality probation by Ford as a result of certain concerns regarding its products. While on probation, the division is prohibited from being considered for additional business from Ford (although certain existing programs in the development stages are allowed to continue). A team of corporate and division management have developed a restructuring plan focused on returning the division to profitability and regaining Q1 status by the end of the fiscal year. In fiscal 1997, sales to Ford by the division were approximately $17,000,000; there can be no assurance, at this time, that the Q1 status can be regained or what effect the continued probation or revocation would have on future sales.


ITEM 2 - PROPERTIES

The Company owns its primary facility which is located on seven acres of land in Carrollton, Texas, approximately 12 miles from Dallas, Texas. The facility consists of 106,000 square feet of manufacturing space for brake valves and clutches, and approximately 25,000 square feet of corporate office space. The Company has granted a security interest in its plant and equipment to collateralize certain bank loans. See Note 7 of Notes to Consolidated Financial Statements.

The Company leases approximately 70,000 square feet of space in Fort Worth, Texas, 66,000 square feet for the manufacture of machined components and 4,000 square feet of office space. The lease for this space expires in August 2001.

NASS is located in Elk Grove, Illinois, a suburb of Chicago, where it operates its main manufacturing facility. This real estate and facility, consisting of 74,500 square feet of manufacturing space and 2,500 square feet of office space, is owned by NASS. In addition, NASS leases 21,150 square feet of space in nearby Lombard, Illinois where it manufactures non-automotive springs.

Certain inventory for the Elk Grove plant and for after-market products are maintained in a leased warehouse, consisting of 40,000 square feet, in Elk Grove, Illinois. The lease expires in December 2001. An after-market sales office, located in Atlanta, Georgia, uses 250 square feet of space; its lease expires in January 1998. As part of the restructuring plan these offices are expected to be vacated during fiscal 1998 and sublease arrangements pursued.

The Company believes that the owned and leased space is sufficient for its current manufacturing needs but supplemental warehousing space, in Texas, may be necessary for anticipated sales increases over the next three years. Sufficient available warehouse space exists in the area to fulfill any planned expansion.


ITEM 3 - LEGAL PROCEEDINGS

In May 1997 the Company initiated a law suit in the United States District Court for the Northern District of Illinois (Eastern Division) against the selling shareholders ("Selling Shareholders") of NASS (now known as the specialty components and assemblies division). The Company alleges, among other things, the Selling Shareholders made material misrepresentations in connection with the Company's acquisition of NASS. The Company is seeking that the Selling Shareholders pay substantial damages to the Company and/or that the transaction be rescinded. The Selling Shareholders have responded by denying all claims of the Company and countersuing for recovery of legal costs. Management of the Company intends to vigorously prosecute this action.

In the normal course of business, the Company is subject to certain claims and litigation related to on-the-job injuries. The Company does not believe that any claims will have a material adverse effect on the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended June 30, 1997.


                                    PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

(a)  Market Information

     The Common Stock of the Company is traded on the NASDAQ National Market System. The quarterly range of prices per share in the last two fiscal years was as follows:


                                             High                Low
                                             ----                ---
1996:
----
First Quarter .............................  9 1/4              7 1/4
Second Quarter ............................  11 3/4             8 3/4
Third Quarter .............................  11 3/4             8 3/4
Fourth Quarter ............................      11                 7



1997:
----
First Quarter .............................  10 1/4                 5
Second Quarter ............................       6             4 1/4
Third Quarter .............................  5 1/2              4 3/4
Fourth Quarter ............................  5 1/2              3 1/4

(b)  Holders

     As of September 12, 1997, the approximate number of security holders of record of the Company were 48. The Company believes that the number of beneficial shareholders is much larger.

(c)  Dividends

     There were no dividends declared or paid in the past three fiscal years.


ITEM 6 - CONSOLIDATED SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations," which are included elsewhere in this document. The selected consolidated financial data presented below for each of the five years as of and for the years ended June 30, 1997 are derived from the Company's consolidated financial statements and reflect the acquisition of NASS and its results from the acquisition date of July 21, 1995.

                                                                         Year ended June 30,
                                                --------------------------------------------------------------------
                                                   1997           1996           1995          1994          1993
                                                -----------    -----------   -----------   -----------   -----------
                                                       (Dollars in thousands, except share and per share data)
Net sales ...................................   $    73,492    $    72,642   $    44,900   $    36,896   $    27,241
Cost of sales ...............................        63,938         57,711        34,849        28,517        20,654
                                                -----------    -----------   -----------   -----------   -----------
  Gross profit ..............................         9,554         14,931        10,051         8,379         6,587
Selling, general and administrative .........        10,340          7,576         4,286         3,696         3,019
                                                -----------    -----------   -----------   -----------   -----------
  Operating income (loss) ...................          (786)         7,355         5,765         4,683         3,568
Interest expense, net .......................         1,714          1,659           130           234           370
                                                -----------    -----------   -----------   -----------   -----------
  Income (loss) before income taxes .........        (2,500)         5,696         5,635         4,449         3,198
Income tax provision (benefit) ..............          (843)         2,064         2,016         1,668         1,227
                                                -----------    -----------   -----------   -----------   -----------
  Net income (loss) .........................   $    (1,657)   $     3,632   $     3,619   $     2,781   $     1,971
                                                ===========    ===========   ===========   ===========   ===========
Earnings (loss) per share ...................   $      (.34)   $       .74   $       .74   $       .66   $       .53
                                                ===========    ===========   ===========   ===========   ===========

Weighted average number of shares
  outstanding................................     4,900,000      4,900,000     4,900,000     4,235,479     3,743,752
                                                ===========    ===========   ===========   ===========   ===========



                                                                      June 30,
                                                ----------------------------------------------------
                                                  1997       1996       1995       1994       1993
                                                --------   --------   --------   --------   --------
                                                                   (In thousands)
Balance sheet data:
     Working capital ........................   $  8,329   $ 11,285   $  8,048   $  9,779   $    (29)
     Property, plant and equipment, net......     26,323     27,790     16,664      9,725      7,763
     Total assets ...........................     57,219     56,199     30,248     26,013     14,305
     Long-term obligations (1) ..............     18,271     19,533      3,419      2,255      2,343
     Total liabilities ......................     35,216     32,538     10,219      9,603      9,695
     Stockholders' equity ...................     22,004     23,661     20,029     16,410      4,610

(1) Includes noncurrent portion of long-term debt obligations.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND CONSOLIDATED RESULTS OF OPERATIONS

OVERVIEW

For fiscal 1997, sales increased approximately 1.2% to $73,492,000 from $72,642,000 in fiscal 1996. For the first time since the Company's initial public offering in fiscal 1994, a net loss was recorded for the year. The net loss of $1,657,000 in fiscal 1997 was a significant decline from the net income of $3,632,000 in fiscal 1996. The net loss for the year, which was entirely attributable to the specialty components and assemblies division, includes a fourth quarter after tax charge of $1,757,000, or $0.36 per share, related to the restructuring of the division. The net sales of the Company's brake valve products decreased 7.2% in the 1997 fiscal year to sales of $22,195,000 from reported sales of $23,909,000 in fiscal 1996. Net sales of power transmission components increased 1.1% in the 1997 fiscal year with sales of $21,762,000 compared to $21,533,000 in the 1996 fiscal year. The specialty components and assemblies division experienced an 8.6% increase in sales over the prior year with sales of $29,535,000 compared to $27,200,000. Management of the Company expects that the sales growth of the Company will exceed the growth in sales of the automobile industry as a whole over the next two years. The Company's backlog at June 30, 1997 was approximately $22,300,000, which represents an increase of 8.7% over the backlog of approximately $20,500,000 at June 30, 1996. Additionally, customer commitments for new tooling at June 30, 1997 were approximately $1,700,000, as compared to approximately $900,000 at June 30, 1996.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's statements of operations:


                                             1997      1996      1995
                                            -----     -----     -----
Net sales:
     Specialty components and assemblies...  40.2%     37.4%     0.0%
     Brake valves..........................  30.2      32.9      50.1
     Power transmission components.........  29.6      29.7      49.9
                                            -----     -----     -----
         Total net sales................... 100.0     100.0     100.0
                                            -----     -----     -----
Cost of sales..............................  87.0      79.4      77.6
                                            -----     -----     -----
Gross profit...............................  13.0      20.6      22.4
Selling, general and
 administrative expenses...................  14.1      10.5       9.5
                                            -----     -----     -----
Operating income (loss)....................  (1.1)     10.1      12.9
Interest expense, net......................   2.3       2.3       0.3
                                            -----     -----     -----
Income (loss) before income taxes..........  (3.4)      7.8      12.6
Income tax provision (benefit).............  (1.1)      2.8       4.5
                                            -----     -----     -----
Net income (loss)..........................  (2.3)%     5.0%      8.1%
                                            =====     =====     =====

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

Net sales in fiscal year 1997 were $73,492,000 compared to $72,642,000 for the comparable period of the prior fiscal year, representing an increase of $850,000 (1.2%). Net sales are comprised of sales from the Company's three divisions: specialty components and assemblies, brake valves and power transmission components. Specialty components and assemblies sales for fiscal 1997 were $29,535,000, an increase of $2,335,000 (8.6%) over sales of $27,200,000 in the prior year. The increase is primarily due to a full year's sales from the division which was acquired on July 21, 1995 and increased sales of spring assemblies used in the telecommunication industry. Brake valve sales for fiscal year 1997 were $22,195,000, a decrease of $1,714,000 (7.2%) from sales of
$23,909,000 in the prior year. The decrease was a result of products that had lower volumes or were being phased out by customers. Power transmission components sales were $21,762,000, an increase of $229,000 (1.1%) over sales of $21,533,000 in the prior year. The impact of price changes was not significant.

Fiscal year 1997 gross profit decreased by $5,377,000 (36.0%) to $9,554,000, representing 13.0% of net sales, as compared to gross profit of $14,931,000 or 20.6% of net sales in the same period of the prior fiscal year. The primary reason for the decrease in gross profit is due to the problems experienced in the specialty components and assemblies division. Early in the fiscal year the division was confronted with a rapidly deteriorating situation resulting from the loss of its Q1 quality rating from Ford Motor Company and mounting losses on the start-up of new business. A new management team was put in place to
immediately   address  customer   concerns,   to  focus  division  personnel  on
engineering, manufacturing and quality problems, to implement short term corrective action and to develop a longer term plan for restoring the division to profitability. In order to accomplish the short term tasks, significant amounts were expended for quality and engineering resources and increased maintenance and tooling on equipment. The long-term plan, which was approved by the Board of Directors in June 1997, involves the orderly disposition of certain unprofitable commodity type products, representing approximately $8,000,000 of fiscal 1997 revenues, and focuses the division on value added assemblies, stampings and specialty springs. As a result of the plan, a pre-tax charge of $2,738,000 ($986,000 in cost of sales and $1,752,000 in selling, general and administrative costs) was recognized which includes termination of certain contracts, write down of certain assets to fair value, net of estimated selling costs and other costs related to the reorganization. The long term plan projects substantial reductions in the operating losses for the division in fiscal 1998, a continued commitment to regaining Q1 status at Ford Motor Company and a return of the division to profitability at the operating income level by the third quarter of fiscal year 1998. The impact of price increases on materials was not significant during the period.

The gross profit percentage at the brake valve division declined slightly over the prior year primarily due to the decline in sales without a similar decline in fixed costs. Gross profit percentages at the power transmission components division were slightly higher than the prior year due to a favorable change in product mix and operating efficiencies.

Selling, general and administrative costs in the 1997 fiscal year were $10,340,000 (14.1% of net sales) as compared to $7,576,000 (10.5% of net sales)
in the 1996 fiscal year, representing an increase of $2,764,000 (36.5%). The increase is primarily due to expenses associated with the restructuring charge at the specialty components and assemblies division. The remaining increase is primarily due to higher commissions, legal expenses and salary and travel costs associated with the replacement of management at the specialty components and assemblies division.

Net interest expense of $1,714,000 for the year ended June 30, 1997 represents a $54,000 increase over the prior year. The increase results from higher average debt balances due to increases in bank debt.

The net loss was $1,657,000 for the 1997 fiscal year compared to net income of $3,632,000 for the same period of the prior fiscal year. The loss was entirely attributable to problems encountered at the specialty components and assemblies division. The net loss for the 1997 fiscal year represented a 7% negative return on equity and debt represents 48% of total capitalization.

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

LIQUIDITY AND CAPITAL RESOURCES

For the 1997 fiscal year both cash flow and working capital were affected by the operational problems and resulting restructuring charge at the specialty components and assemblies division. Cash provided by operations before changes in operating assets and liabilities amounted to $4,123,000. Additional cash was provided by a net decrease in operating assets and liabilities of $1,860,000, resulting in net cash provided by operations of $5,983,000. Cash provided by operations before changes in operating assets and liabilities was $7,602,000 and $5,749,000 for fiscal 1996 and 1995, respectively; cash was used for net increases in operating assets and liabilities of $2,745,000 and $3,037,000 in fiscal 1996 and 1995, respectively; the net cash provided by operations was $4,858,000 in fiscal 1996 and $2,712,000 in fiscal 1995. Despite the net loss reported for the year, the Company generated positive cash flow from operations which was adequate to fund capital expenditures of $4,824,000 and to pay down the Company's debt by $1,159,000.

The net change in operating assets and liabilities for the year ended June 30, 1997 which increased cash provided by operations by $1,860,000 is primarily due to a decrease in trade accounts receivable of $1,365,000. The effect of an increase in inventory was substantially offset by an increase in accounts payable and accrued expenses. The average days sales outstanding decreased to 44 days at June 30, 1997 from 52 days at June 30, 1996, based upon the three months sales prior to the end of the period. The decrease in the number of days sales outstanding is primarily due to a temporary acceleration in payment by a significant customer associated with a special project. As of June 30, 1997, no significant receivables were considered uncollectible.

The Company made expenditures of $4,824,000 in 1997 for capital equipment to improve productivity and increase capacity and to correct the production and quality problems at the specialty components and assemblies division. Capital spending in fiscal 1996 was $5,765,000. Capital spending in fiscal 1998 is expected to be approximately $4,000,000.

The Company's long-term debt includes consolidated term and mortgage notes (original principal amounts of $13,700,000 and $960,000, respectively, and current balances at June 30, 1997 of $9,973,000 and $667,000, respectively) which are payable in monthly installments of $163,095 and $5,333, respectively, plus interest at either LIBOR plus 1 1/2% or the bank's prime rate. All amounts borrowed under the consolidated term and mortgage notes are secured by the Company's real estate, accounts receivable, inventory, machinery and equipment and have maturities of August 1, 2002 and November 1, 2007, respectively.

The Company has a revolving credit agreement of $10,000,000 and an equipment acquisition facility of $3,000,000 (collectively the "Credit Facilities") for working capital and capital equipment needs. The Credit Facilities mature on July 21, 1998. As of June 30, 1997, $3,500,000 was available under the credit agreement and $1,231,000 was available under the equipment acquisition facility. An annual fee of one quarter of one percent is payable monthly on the unused portion of the Credit Facilities. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the Credit Facilities. See Note 7 of Notes to the Consolidated Financial Statements.

Subsequent to June 30, 1997 the Company's bank increased the credit agreement to $12,000,000 and extended the maturity date by one year to July 21, 1999. The Company's bank also increased the remaining availability under the equipment acquisition facility from $1,231,327 to $3,000,000.

The current ratio of the Company declined to 1.6 to 1 at June 30, 1997 compared to 2.0 to 1 at June 30, 1996 primarily due to the accruals associated with the restructuring charge at NASS. The book value per share decreased to $4.49 at June 30, 1997 from $4.83 at June 30, 1996. Management anticipates that cash flow from operations and bank credit availability will be adequate to fund the existing debt, anticipated capital and tooling requirements and working capital needs for the next two years.

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


ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information required with respect to this Item 8, see "Consolidated Financial Statements and Schedules" on pages F-1 through F-16 of this report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required for this Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1997.


ITEM  11 - EXECUTIVE COMPENSATION

Information required for this Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1997.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required for this Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1997.


ITEM  13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required for this Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1997.




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

Consolidated Financial Statements:

Consolidated Balance Sheets at June 30, 1997 and 1996                       F-2

Consolidated Statements of Operations for the years ended
 June 30, 1997, 1996 and 1995                                               F-3

Consolidated Statements of Cash Flows for the years ended
 June 30, 1997, 1996 and 1995                                               F-4

Consolidated Statements of Stockholders' Equity for the
 years ended June 30, 1997, 1996 and 1995                                   F-5

Notes to Consolidated Financial Statements                            F-6 - F-15

Consolidated Financial Statement Schedules:

II.      Valuation and Qualifying Accounts and Reserves
        for the years ended June 30, 1997, 1996 and 1995                   F-16


Consolidated Financial Statement Schedules Omitted
--------------------------------------------------

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

10.2 Employment Agreement dated July 1, 1993 between the Company and Samuel M. Berry (Incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

10.3 Lease Agreement between the Company and Roger C. Hunsacker d/b/a Hunsacker Properties dated September 2, 1993 (Incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

10.4 Lease Agreement between the Company and Leonard Properties dated August 1992 and Amendment No. 1 thereto (Incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

10.5 Equipment Acquisition Note dated December 12, 1994 (Incorporated herein by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1994, File No. 0-22924)

10.6 Equipment Acquisition Note dated June 26, 1995 (Incorporated herein by reference to Exhibit 10.13 of the Company's Report on Form 10-K for the year ended June 30, 1995, File No. 0-22924)

10.7 Stock Purchase Agreement dated July 21, 1995, among Hilite Industries, Inc., a Delaware Corporation, Registrant and Michael
               L. McKee, Donald P. Degenhardt and Robert S. Johnson (Incorporated herein by reference to Exhibit 10.1 of the Company's Report on Form 8-K on August 7, 1995, File No. 0-22924)

10.8 Amended and Restated Secured Loan Agreement ("Loan Agreement") dated July 21, 1995, among Hilite Industries, Inc. and COMERICA Bank - Texas (Incorporated herein by reference to Exhibit 10.2 of the Company's Report on Form 8-K on August 7, 1995, File No. 0-22924)

10.9 Management contract between the Company and Lineberger & Co., LLC dated July 1, 1996. (Incorporated herein by reference to Exhibit
               10.16 of the Company's Report on Form 10-K for the year ended June 30, 1996, File No. 0-22924)

10.10          First Amendment to Loan Agreement dated August 21, 1997.

10.11          Second Amendment to Loan Agreement dated August 30, 1997.

23.1           Consent of Price Waterhouse LLP

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
       Shareholders of Hilite Industries, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 19 present fairly, in all material respects, the financial position of Hilite Industries, Inc. and its subsidiary at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's m anagement; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP



Dallas, Texas
August 12, 1997, except as to the last paragraph of Note 7, which is as of September 18, 1997.

                             HILITE INDUSTRIES, INC.
                           Consolidated Balance Sheets

                                                                     As of June 30,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
                          ASSETS
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents ..................................   $       --      $       --
  Accounts receivable, less allowance for doubtful accounts of
    $195,427 at June 30, 1997 and $91,100 at June 30, 1996 ...      9,991,098      11,356,477
  Tooling receivable .........................................         96,734         760,982
  Inventories ................................................     10,075,786       8,845,457
  Income taxes receivable ....................................        235,615
  Deferred income taxes ......................................      1,774,082         472,627
  Prepaid expenses and other current assets ..................        739,803         542,089
    Total current assets .....................................     22,677,503      22,213,247

Property, plant and equipment ................................     38,400,240      38,139,671
Less accumulated depreciation and amortization ...............    (12,077,533)    (10,349,569)
                                                                 ------------    ------------
Property, plant and equipment, net ...........................     26,322,707      27,790,102
                                                                 ------------    ------------

Assets held for disposal .....................................      2,330,800            --
Goodwill, net of accumulated amortization ....................      5,888,167       6,195,290
                                                                 ------------    ------------

TOTAL ASSETS .................................................   $ 57,219,177    $ 56,198,639
                                                                 ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ......................   $ 11,875,962    $  8,607,287
  Long-term debt - current portion ...........................      2,422,950       2,320,672
  Income taxes payable .......................................         49,883            --
                                                                 ------------    ------------
    Total current liabilities ................................     14,348,795      10,927,959
                                                                 ------------    ------------

Long-term debt ...............................................     16,486,252      17,672,368
Subordinated debt ............................................      1,785,184       1,860,184
Deferred income taxes ........................................      2,595,392       2,077,589
                                                                 ------------    ------------
    Total non-current liabilities ............................     20,866,828      21,610,141
                                                                 ------------    ------------

Commitments and Contingencies (See Note 11.)

Stockholders' equity:
  Preferred Stock, $.01 par value; 5,000 shares authorized,
    none issued and outstanding ..............................           --              --
  Common stock, $.01 par value; 15,000,000 shares authorized,
    4,900,000 isssued and outstanding at June 30, 1997 and
    1996......................................................         49,000          49,000
  Additional paid-in capital .................................      9,105,674       9,105,674
  Retained earnings ..........................................     12,848,880      14,505,865
                                                                 ------------    ------------
    Total stockholders' equity ...............................     22,003,554      23,660,539
                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................   $ 57,219,177    $ 56,198,639
                                                                 ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HILITE INDUSTRIES, INC.
                      Consolidated Statements of Operations

                                                                 For the Year Ended June 30,
                                                         ----------------------------------------
                                                             1997           1996         1995
                                                         -----------    -----------   -----------
Net sales............................................    $73,492,117    $72,641,500   $44,899,515
Cost of sales ........................................    63,938,186     57,710,737    34,849,251
                                                         -----------    -----------   -----------

Gross profit .........................................     9,553,931     14,930,763    10,050,264

Selling, general and administrative expenses .........    10,339,722      7,575,953     4,286,120
                                                         -----------    -----------   -----------

Operating income (loss) ..............................      (785,791)     7,354,810     5,764,144

Interest income ......................................          --            9,390       124,873
Interest expense .....................................     1,713,763      1,668,763       254,376
                                                         -----------    -----------   -----------

Income (loss) before income taxes ....................    (2,499,554)     5,695,437     5,634,641

Income tax provision (benefit) .......................      (842,569)     2,063,580     2,016,000
                                                         -----------    -----------   -----------

Net income (loss)....................................    $(1,656,985)   $ 3,631,857   $ 3,618,641
                                                         ===========    ===========   ===========

Per share data:

Earnings (loss) per share............................    $     (0.34)   $      0.74   $      0.74
                                                         ===========    ===========   ===========


Weighted average number of shares outstanding ........     4,900,000      4,900,000     4,900,000
                                                         ===========    ===========   ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HILITE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Year Ended June 30,
                                                           --------------------------------------------
                                                               1997            1996             1995
                                                           ------------    ------------    ------------
Cash flows from operations:
Net income (loss)......................................   $  (1,656,985)   $  3,631,857    $  3,618,641
  Adjustments to reconcile net income (loss) to net
   cash provided by operations:
     Depreciation ......................................      3,517,792       3,005,474       1,649,518
     Goodwill amortization .............................        307,123         316,968            --
     Restructuring charge ..............................      2,738,352            --
     Increase (decrease) in net deferred income taxes ..       (783,652)        647,962         481,000
                                                           ------------    ------------    ------------
Cash provided from operations before changes in
   operating assets and liabilities ....................      4,122,630       7,602,261       5,749,159

     Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable ......      1,365,379      (2,491,920)        280,734
       (Increase) decrease in tooling receivable .......        664,248        (106,215)       (385,618)
       Increase in inventories .........................     (1,370,079)       (149,820)     (1,807,335)
       (Increase) decrease in prepaid expenses and
         other current assets ..........................       (370,017)        332,406         371,154
       Increase (decrease) in accounts payable and
         accrued expenses ..............................      1,285,554         (80,014)     (1,306,850)
       Increase (decrease) in income taxes payable .....        285,498        (248,952)       (188,747)
                                                           ------------    ------------    ------------
    Total changes in operating assets and liabilities ..      1,860,583      (2,744,515)     (3,036,662)
                                                           ------------    ------------    ------------

Net cash provided by operations ........................      5,983,213       4,857,746       2,712,497
                                                           ------------    ------------    ------------

Cash flows from investing activities:
  Additions to property, plant and equipment, net ......     (4,824,375)     (5,764,817)     (8,589,351)
  Acquisition of subsidiary ............................           --        (7,789,000)           --
                                                           ------------    ------------    ------------
Net cash used in investing activities ..................     (4,824,375)    (13,553,817)     (8,589,351)
                                                           ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from acquisition financing ..................           --        15,397,000            --
  Repayment of subordinated debt .......................        (75,000)           --
  Proceeds from long-term debt .........................      1,212,258       1,841,085       2,600,000
  Repayments of long-term debt .........................     (2,296,096)     (9,662,557)       (916,000)
                                                           ------------    ------------    ------------

Net cash provided by (used in) financing activities ....     (1,158,838)      7,575,528       1,684,000
                                                           ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ...           --        (1,120,543)     (4,192,854)
Cash and cash equivalents at beginning of period .......           --         1,120,543       5,313,397
                                                           ------------    ------------    ------------

Cash and cash equivalents at end of period.............    $       --      $       --      $  1,120,543
                                                           ============    ============    ============

As part of the acquisition of North American Spring and Stamping Corp. on July 21, 1995, $2,000,000 in subordinated notes were issued to the sellers as consideration for the purchase price. The issuance of the subordinated notes increased the price for the acquisition. See Note 2 of Notes to the Consolidated Financial Statements.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             HILITE INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                      Common Stock           Additional                     Total
                                -------------------------     Paid-in       Retained    Stockholders'
                                   Shares        Amount       Capital       Earnings       Equity
                                -----------   -----------   -----------   -----------   -----------
Balance June 30, 1994 .......     4,900,000        49,000     9,105,674     7,255,367    16,410,041

Net income for the year ended
  June 30,1995 ..............          --            --            --       3,618,641     3,618,641
                                -----------   -----------   -----------   -----------   -----------

Balance June 30, 1995 .......     4,900,000        49,000     9,105,674    10,874,008    20,028,682

Net income for the year ended
  June 30,1996 ..............          --            --            --       3,631,857     3,631,857
                                -----------   -----------   -----------   -----------   -----------

Balance June 30, 1996 .......     4,900,000        49,000     9,105,674    14,505,865    23,660,539

Net loss for the year ended
  June 30,1997 ..............          --            --            --      (1,656,985)   (1,656,985)
                                -----------   -----------   -----------   -----------   -----------

Balance June 30, 1997 .......     4,900,000   $    49,000   $ 9,105,674   $12,848,880   $22,003,554
                                ===========   ===========   ===========   ===========   ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            HILITE INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Hilite Industries, Inc. ("Hilite" or the "Company") is engaged in the manufacture of products used primarily in the automotive industry. The Company's products are sold primarily to manufacturers of automobiles and their suppliers, pursuant to credit terms customarily extended in the industry. The Company operates separately under the names Pitts Industries ("Pitts"), Surfaces, Machine Parts Company ("MAPCO") and North American Spring and Stamping Corp. ("NASS"). Pitts manufactures electromagnetic clutches for various applications. Surfaces manufactures brake proportioning valves for automotive brake systems. MAPCO manufactures mounting brackets, fan blades and pulleys. NASS manufactures specialty springs, stamping products and assemblies.

        On July 21, 1995, the Company acquired 100% of the outstanding common stock of North American Spring and Stamping Corp. from its three stockholders ("Selling Shareholders"). In consideration for the transaction, the Company paid $17,397,000. The acquisition was accounted for by the purchase method of accounting and NASS' assets and liabilities were recorded at their fair value at the date of the acquisition. The Company's consolidated statements of operations include the results of operation of NASS subsequent to July 21, 1995.

        The Company's significant accounting policies are as follows:

        Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less.

        Inventory - Inventories are stated at the lower of cost or market, cost being determined on a first in-first out ("FIFO") basis.

        Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation and amortization are computed on the straight line basis over the estimated useful lives of the assets as follows:

          Buildings and improvements         20 years or  remaining  useful life
          Machinery and equipment            5 to 10 years
          Other assets                       3 years

        Repair and maintenance expenditures are charged to operations as incurred and expenditures for major renewals and betterments are capitalized. When units of property are disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gains or losses are included in the results of operations.

        Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent carrying amounts exceed fair value.

        The Company routinely makes expenditures for tooling fixtures and equipment required for production of specific products for customers. These costs are often reimbursed by customers. To the extent that expenditures exceed related reimbursements, the excess is capitalized and included in property, plant and equipment (other) and depreciated over the related production life. Net costs expended for tooling which are expected to be reimbursed within one year are included in prepaid expenses and other current assets. Net reimbursements in excess of amounts expended which are expected to be fully expended are recorded in accounts payable and accrued expenses until expended.

        Goodwill - The excess of cost over the fair value of net assets acquired in an acquisition (goodwill) is being amortized over 20 years on a straight-line basis. The recoverability of goodwill is assessed by the Company on an ongoing basis by comparing the undiscounted value of expected future operating cash flows to the carrying value of goodwill. Accumulated amortization was $624,000 and $317,000 as of June 30, 1997 and 1996, respectively.

        Revenue Recognition - Sales revenue and related cost of sales are recognized as products are shipped. In the ordinary course of business, certain products sold by the Company are subject to retroactive price adjustments. No material retroactive price adjustments were recorded in the financial statements for the 1997, 1996 or 1995 fiscal years. The Company's management believes that there are no sales recorded in the financial statements for periods which are subject to material retroactive adjustment.

        Research and Development - The Company is engaged in numerous research and development projects. Costs associated with these projects are charged to operations when incurred. Research and development costs, which are included in general and administrative expenses, totaled $882,000, $945,000 and $879,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Of these expenditures, $240,000, $343,000 and $596,000, respectively, were sponsored by customers and $642,000, $602,000 and $283,000, respectively, were sponsored by the Company.

        Income Taxes - Deferred income taxes are provided for using the liability method. Under this method, deferred tax assets and liabilities are recognized on the tax effect of differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates.

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

        Stock-Based Compensation - The Company adopted, on a disclosure basis only, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, in fiscal 1996. The Company continues to measure compensation costs under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

        Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.


2.      NASS ACQUISITION

        On July 21, 1995, the Company acquired 100% of the outstanding common stock of North American Spring and Stamping Corp. from its three stockholders. In consideration for the transaction, the Company paid $17,397,000. The amount paid at closing included:


Cash paid to Selling Shareholders.........................  $  7,789,000
Cash used to refinance certain long-term debt of NASS.....     7,608,000
                                                            ------------
   Total cash portion of acquisition......................    15,397,000

Subordinated notes payable ("Subordinated Notes") issued
 to the Selling Shareholders..............................     2,000,000
                                                            ------------
             Total........................................  $ 17,397,000
                                                            ============
                                      F-7

        The Subordinated Notes bear interest at 9% and the interest is payable quarterly. Interest payments on these notes were suspended effective April 30, 1997 pending the outcome of the claim against the Selling Shareholders (See footnote 11.). During the year ended June 30, 1996 certain adjustments were made to the purchase price as a result of tax considerations which lowered the Subordinated Notes balance to $1,860,184. The Subordinated Notes mature on July 21, 2002 at which time the entire balance is due to the Selling Shareholders. The Company may elect to prepay the Subordinated Notes at any time prior to the maturity date at its discretion.

        The acquisition was accounted for by the purchase method of accounting and NASS' assets and liabilities were recorded at their fair value at the date of the acquisition. The Company's consolidated statements of operations include the results of operations of NASS subsequent to July 21, 1995. In connection with the acquisition, goodwill of $6,512,000 was recorded.

        Supplemental Proforma Results of Operations (Unaudited)

        The following unaudited proforma summary presents the consolidated results of operations as if the acquisition occurred at the beginning of fiscal 1995 and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                     1996                  1995
                                     ----                  ----

        Net sales.............. $ 73,744,530          $ 74,140,211
        Net income.............    3,597,833             4,113,712
        Net income per share...        0.73                   0.84

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


3.      RESTRUCTURING CHARGE

        As a result of operating problems and inefficiencies at the NASS division, the Company's Board of Directors approved a plan, in June 1997, to substantially restructure the NASS operations. The restructuring plan includes the orderly discontinuance of a significant number of commodity-type products currently manufactured and distributed by NASS. A leased warehouse facility is scheduled to be closed and certain contracts including a sales representative arrangement has been terminated. In addition, certain members of NASS management have been released. It is expected that the orderly discontinuance of these products and transitions with customers will occur over an approximate nine-month period.

        In conjunction with this plan, the Company recorded a charge to pre-tax earnings totaling approximately $2,700,000 ($1,000,000 in cost of sales and $1,700,000 in selling, general and administrative costs). The charge is comprised of a reduction (approximately $900,000) in the net book value of certain assets, primarily machinery, equipment and tooling, to their estimated fair value, net of estimated selling costs, accrual of certain costs which the Company expects to incur in terminating contractual obligations, but for which no future economic benefit will be received (approximately $1,600,000) and other costs (approximately $200,000). Operating losses, which may occur during the phase-out period, have not been accrued.

4.      INVENTORIES

        Inventories at June 30, 1997 and 1996 consisted of the following:


                                            1997                 1996
                                            ----                 ----
        Raw materials...............    $ 3,916,344          $ 3,432,454
        Work in process.............      2,254,960            2,194,099
        Finished goods..............      3,904,482            3,218,904
                                        -----------          -----------
                                        $10,075,786          $ 8,845,457
                                        ===========          ===========


5.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at June 30, 1997 and 1996 consisted of the following:


                                            1997                 1996
                                            ----                 ----
        Land........................    $  1,150,000        $  1,150,000
        Building and improvements...       6,855,531           6,428,585
        Machinery and equipment.....      29,834,599          29,644,173
        Other.......................         560,110             916,913
                                        ------------        ------------
                                          38,400,240          38,139,671
        Less accumulated depreciation
         and amortization...........     (12,077,533)        (10,349,569)
                                        ------------        ------------
                                        $ 26,322,707        $ 27,790,102
                                        ============        ============

        Progress payments for machinery ordered and not placed in service totaling $1,635,000 and $1,149,000 as of June 30, 1997 and 1996,
        respectively, are included in machinery and equipment. Open commitments to purchase machinery and equipment at June 30, 1997 totaled $1,353,000.

        As part of the restructuring plan at NASS, net fixed assets of $2,330,800 (fixed assets of $3,476,318 and accumulated depreciation of $1,146,518) were reclassified on the balance sheet as assets held for disposal. During fiscal year 1997, retirements of fully depreciated machinery and equipment were $644,310. There were no significant disposals during fiscal year 1996 and 1995.

        Routine repairs and maintenance charged to expense were $1,847,735, $1,355,757 and $1,334,532 for the years ended June 30, 1997, 1996 and
        1995, respectively.

6.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities at June 30, 1997 and 1996 consisted of the following:


                                            1997          1996
                                            ----          ----
        Trade accounts payable......    $ 5,531,022   $ 5,193,615
        Restructuring accrual.......      2,082,026         --
        Accrued payroll and payroll
         related....................      1,447,151     1,196,754
        Accrued employee benefit
         plan costs.................        698,539       660,181
        Accrued health plan claims..        291,961       235,335
        Accrued occupational injury
         plan costs.................        475,000        50,640
        Other accrued expenses......      1,350,263     1,270,762
                                        -----------   -----------
        Total.......................    $11,875,962   $ 8,607,287
                                        ===========   ===========

7.      LONG-TERM DEBT

        Long-term debt at June 30, 1997 and 1996 consisted of the following:


                                            1997           1996
                                            ----           ----
        Consolidated term loans.....    $ 9,973,385    $11,905,952
        Revolving line of credit....      6,500,477      5,933,659
        Equipment acquisition
         term notes payable.........      1,768,673      1,422,762
        Real estate term note
         payable....................        666,667        730,667
                                        -----------    -----------
                                         18,909,202     19,993,040
        Less current portion........     (2,422,950)    (2,320,672)
                                        -----------    -----------
                                        $16,486,252    $17,672,368
                                        ===========    ===========

        Effective  July  21,  1995,  the  Company,   in  conjunction   with  its
        acquisition of NASS, executed an amendment to its existing loan agreement ("the Agreement") with a bank to reflect new credit facilities totaling $26,700,000. The credit facilities, as of June 30, 1997, consist of the following:

        1) Term loans of $13,700,000 original principal balance and $9,973,385 outstanding at June 30, 1997. Principal payments on the term loan of approximately $163,000 together with interest are payable monthly. The maturity date of the term loans is August 1, 2002. The term loans bear interest at a blended rate of 6 month and 12 month LIBOR plus 1 1/2% (7.428% at June 30,
                1997). The term loans were used for funding the acquisition of NASS and for refinancing Company debt,

        2) A revolving line of credit of $10,000,000 with interest payable monthly at either the bank's prime rate less 1/2% (8.00% at June 30, 1997) or a blended rate of 6 month and 12 month LIBOR plus 1 1/4 % (7.9375%) at June 30, 1997. As of the balance sheet date, the revolving line of credit was due to expire on July 21, 1998 and is reflected as a long-term liability on the financial statements. A commitment fee of 1/4%, per annum, is charged on the average unused portion of the revolving line of credit to the bank, payable quarterly. As of June 30, 1997, $6,500,477 had been used on the line of credit, of which $5,590,000 was used to complete financing on the acquisition of NASS, and $3,499,523 is available,

        (3) An equipment acquisition facility of $3,000,000 for the financing of equipment purchases with term loans of $2,142,440 original principal balance used under the facility and $1,768,673 outstanding and $1,231,327 available under the facility at June 30, 1997. Any term notes payable issued under this facility bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2% (7.727% at June 30, 1997). Principal payments on the equipment acquisition facility of approximately $35,700 together with interest are payable monthly and have a five year term;

        In addition to the above credit facility, the Company has a fifteen year real estate note with the same bank that expires on November 1, 2007. The note, which has an original principal amount of $960,000 and a $666,667 outstanding balance at June 30, 1997, is payable in monthly installments of $5,333 plus interest at the prime rate (8.50% at June 30, 1997).

        All of the notes and line of credit are collateralized by the accounts receivable, inventory, equipment and real estate of the Company. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the revolving line of credit. The Agreement contains certain covenants relating to tangible effective net worth, debt and cash flow coverage ratio.

        Principal payments on long-term debt, excluding the revolving line of credit, due in each of the next five fiscal years and thereafter are $2,422,950, $2,422,950, $2,422,950, $2,348,067, $2,123,421 and $668,387,
        respectively. Interest payments during the years ended June 30, 1997, 1996 and 1995 were $1,662,215, $1,659,373 and $283,377, respectively.

        As of August 30, 1997, the bank increased the revolving line of credit to $12 million and extended the expiration date to July 21, 1999. Effective September 18, 1997 the bank increased the remaining availability under the agreement from $1,231,327 to $3,000,000.


8.      INCOME TAXES

        The provision for federal income taxes for the years ended June 30, 1997, 1996 and 1995 consisted of the following:

                                    1997               1996              1995
                                    ----               ----              ----
       Current:
        Federal ................ $ (205,251)        $1,274,580        $1,411,000
        State ..................    145,699            113,000           123,000
        Deferred ...............   (783,017)           676,000           482,000
                                 ----------         ----------        ----------
       Total ................... $ (842,569)        $2,063,580        $2,016,000
                                 ==========         ==========        ==========

        The following is a reconciliation between the Company's income tax expense calculated using the statutory federal income tax rate and the tax expense calculated using the effective income tax rate for the years ended June 30, 1997, 1996 and 1995:


                                            1997           1996          1995
                                            ----           ----          ----
        Pretax book income at
            statutory rate..............$ (849,897)    $1,936,450    $1,916,000
        State taxes.....................    33,257        113,000       123,000
        Other...........................   (25,929)        14,130       (23,000)
                                        ----------     ----------    ----------
                                        $ (842,569)    $2,063,580    $2,016,000
                                        ==========     ==========    ==========

        The components of net deferred tax assets and liabilities at of June 30, 1997 and 1996 consisted of the following:


                                               1997              1996
                                               ----              ----
        Deferred assets:
         Book accruals and reserves
           in excess of cumulative tax
           deductions...................... $ 1,599,293     $   413,627
        Inventory capitalization...........     174,789          59,000
                                            -----------     -----------
        Total.............................. $ 1,774,082     $   472,627
                                            ===========     ===========
        Deferred liability - tax
         depreciation in excess of book.... $ 2,595,392     $ 2,077,589
                                            ===========     ===========

Tax payments during the years ended June 30, 1997, 1996 and 1995 were $139,000, $1,630,000 and $1,725,000, respectively.


9.      SALES TO MAJOR CUSTOMERS

        The Company's five largest customers with their percentages of the Company's net sales for the 1997, 1996 and 1995 fiscal years were as follows:




                                                   Percentage of Net Sales
                                                   -----------------------
                Customer                            1997    1996    1995
                                                    ----    ----    ----
        Ford........................................ 30%     30%     23%
        Chrysler....................................  7       7       1
        Borg-Warner.................................  6       7      17
        General Motors..............................  6       9      12
        Bosch (formerly AlliedSignal)...............  6       7      10

        The Company's customers are primarily in the automotive industry and, as a result, the Company is impacted by the overall economic conditions within the industry.


10.     TRANSACTIONS WITH RELATED PARTIES

        During the year ended June 30, 1997, 1996 and 1995 the Company paid management fees of $235,000 to Lineberger & Co., LLC, an entity owned by the Company's Chairman of the Board.

        In connection with the acquisition of North American Spring and Stamping Corp. on July 21, 1995, Lineberger & Co., LLC was paid a transaction fee of $150,000.


11.     CONTINGENCIES

        In May 1997 the Company initiated a suit in the United States District Court for the Northern District of Illinois (Eastern Division) against the Selling Shareholders of NASS (now known as the specialty components and assemblies division). The Company alleges, among other things, that the Selling Shareholders made material misrepresentations in connection with the Company's acquisition of NASS and the Company is seeking that the Selling Shareholders pay substantial damages to the Company and/or that the transaction be rescinded. The Selling Shareholders have responded in court by denying all claims of the Company and countersuing for recovery of legal costs. Management of the Company intends to vigorously prosecute this action.

        In the normal course of business, the Company is subject to certain claims and litigation related to on-the-job injuries. The Company does not believe that any claims will have a material adverse effect on the Company.


12.     LEASE COMMITMENTS

        The following is a schedule of future minimum lease payments under operating leases with initial lease terms in excess of one year:


                                                        Operating
                                                         Leases
                                                      -----------
        Year ending June 30,
            1998.................................     $   362,531
            1999.................................         352,593
            2000.................................         210,520
            2001.................................          83,399
            2002.................................           4,624
            Thereafter...........................              --
                                                      -----------
            Total minimum lease payments.........     $ 1,013,667
                                                      ===========

        Total minimum lease payments have been reduced by $171,000 to reflect the total minimum lease payments expected to be received under a noncancelable sublease arrangement. Rental expense for the years ended June 30, 1997, 1996 and 1995 was $500,047, $419,231 and $202,426,
        respectively.


13.     EMPLOYEE BENEFITS

        The Company sponsors three defined contribution retirement plans for Company employees. Employees are eligible to participate in the plan upon attaining certain age and service requirements. Under these plans, eligible employees may contribute amounts through payroll deductions. Employer contributions are made either through matching contributions of employee deductions or through a discretionary contribution. During the years ended June 30, 1997, 1996 and 1995, a discretionary contribution was expensed of $346,000, $360,000 and $231,000, respectively.

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

        In December 1995, the Company froze all benefits in the NASS defined benefit pension plan for salaried employees. In June 1997, the Board of Directors of the Company approved the termination of the plan. Those participants who are vested and receiving benefits will continue to receive benefit payments through termination date when all remaining assets will be distributed in accordance with the plan provisions.

        The Company sponsors two self-funded employee benefit plans which provide comprehensive medical benefits and life and accidental death and dismemberment insurance to Company employees and their dependents. Eligible employees include all employees (excluding union employees at the NASS location) who work full-time (at least thirty hours per week) and have completed either thirty or sixty days of continuous full-time employment, depending on their classification. During the years ended June 30, 1997, 1996 and 1995, the Company incurred expense of $1,637,000, $1,230,000 and $1,084,000, respectively, under these plans.

        Union employees at the NASS location receive medical benefits through a trust administered by a third party. The Company paid premiums into the trust during the years ended June 30, 1997 and 1996 totaling $682,000 and $613,000, respectively.

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


14.     STOCK BASED COMPENSATION

        During November 1993, the stockholders of the Company approved a stock option plan and 100,000 shares of Common Stock were reserved for issuance upon exercise of the options to be granted to employees, officers and directors of the Company under the plan. Options exercisable for 57,800 shares were granted at $9.00 per share, the initial public offering price of the common stock. All options are exercisable at June 30, 1997, and no options were exercised during the years ending June 30, 1997, 1996 and 1995.

        Effective November 18, 1994 the Company granted ten year incentive stock options to four of its officers to each purchase 3,000 shares of the Company's Common Stock, par value $0.01 per share, at an exercise price of $9.00, the fair market value at the date of grant. The options become exercisable as to 1,000 shares on November 18, 1995, 1,000 shares on November 18, 1996 and 1,000 shares on November 18, 1997.

        Effective January 29, 1997, the Company granted ten year incentive stock options to five of its officers and one other employee. The options, exercisable for 30,200 shares, were granted at $5.13 per share, the fair market value at the date of grant. All options are exercisable as of June 30, 1997. The Company granted an additional 20,200 shares to the officers and employee pending stockholder approval of an amendment to the 1993 Stock Option Plan to increase the number of shares authorized thereunder to 125,000. These options have been accounted for herein as granted and vested as of June 30, 1997 as management and directors own sufficient common stock to ensure the amendment will be adopted.

        In conjunction with the public offering, 100,000 warrants were issued to certain Underwriters. The exercise price for these warrants is $10.80 per share. At June 30, 1997 all of these warrants are outstanding and exercisable.

        In fiscal 1996, the Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). If the Company had recorded compensation expense in fiscal 1997 and 1996 for the stock options granted in accordance with the provisions of FAS 123, the proforma net income (loss) would have been ($1,754,457) and $3,631,857 and the pro forma net income (loss) per share would have been ($0.36) and $0.74 for the year ended June 30, 1997 and 1996, respectively. The estimated fair value of the options granted during the year ended June 30, 1997, using the Black-Scholes pricing model, is $147,017.

        The significant assumptions used to estimate the fair value of the stock options granted in fiscal 1997 include a risk-free rate of return of 6.70%, expected option life of ten years, expected volatility of 29.48% and no expected dividend payments.

        A summary of stock option activity is as follows:

                            Summary of Stock Options

                                   1997                    1996                    1995
                            -------------------     -------------------     -------------------
                            Number      Average     Number      Average     Number      Average
                            of          Exercise    of          Exercise    of          Exercise
                            Shares      Price       Shares      Price       Shares      Price
                            ------      -------     ------      -------     ------      -------
Options outstanding at
   beginning of year        69,800      $  9.00     69,800      $  9.00     57,800      $  9.00
Options granted             50,400      $  5.13        --       $   --      12,000      $  9.00
Options exercised              --       $    --        --       $   --          --      $    --
Options canceled               --       $    --        --       $   --          --      $    --
                            ------      -------     ------      -------     ------      -------
Options outstanding at
  end of year              120,200      $  7.38     69,800      $  9.00     69,800      $  9.00
                           =======      =======     ======      =======     ======      =======

Options exercisable at
   end of year             116,200      $  7.32     53,396      $  9.00     40,998      $  9.00
                           =======      =======     ======      =======     ======      =======


        The following information is presented for stock options outstanding at June 30, 1997.



                Outstanding                              Exercisable
        --------------------------------            ----------------------
                    Average     Average                          Average
                    Life        Exercise                         Exercise
        Shares      (in years)  Price                Shares      Price
        --------------------------------            ----------------------
        69,800         7        $  9.00              65,800      $  9.00
        50,400        10        $  5.13              50,400      $  5.13
       -------                  -------             -------      -------
       120,200                                      116,200
       =======                                      =======

                                                                     SCHEDULE II

                            HILITE INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                    Years ended June 30, 1997, 1996 and 1995



                                                            Additions
                                                   ------------------------
                                                                Charged to
                                       Balance     Charged to      other     Increases/      Balance
                                    at beginning   costs and     accounts    (Deductions)    at end
          Description                of period     expenses      describe     describe       of period
          -----------                ---------     --------      --------     --------       ---------

Allowance for doubtful accounts:
    Year ended June 30, 1995         $  70,000      $    --       $     --    $    --        $  70,000
                                     =========      =========     =========   ========       =========

    Year ended June 30, 1996         $  70,000      $    --       $     --    $ 21,100  (1)  $  91,100
                                     =========      =========     =========   ========       =========

    Year ended June 30, 1997         $  91,100      $ 104,327 (2) $     --    $    --        $ 195,427
                                     =========      =========     =========   ========       =========



(1) Amount represents reserve on receivables for North American Spring and Stamping Corp., acquired on July 21, 1995.

(2) Amount represents specific reserves for primarily pricing disputes at the specialty components and assemblies division.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HILITE INDUSTRIES, INC.
                                                (Registrant)


September 26, 1996                      /s/Daniel W. Brady
                                        ----------------------------
                                        Daniel W. Brady
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


September 26, 1996                      /s/James E. Lineberger
                                        ----------------------------
                                        James E. Lineberger
                                        Chairman of the Board


September 26, 1996                      /s/Daniel W. Brady
                                        ----------------------------
                                        Daniel W. Brady
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)


September 26, 1996                      /s/Samuel M. Berry
                                        ----------------------------
                                        Samuel M. Berry
                                        President, Chief Operating Officer and
                                        Director

September 26, 1996                      /s/Ronald G. Assaf
                                        ----------------------------
                                        Ronald G. Assaf
                                        Director


September 26, 1996                      /s/James D. Gerson
                                        ----------------------------
                                        James D. Gerson
                                        Director


September 26, 1996                      /s/Roy Wiegmann
                                        ----------------------------
                                        Roy Wiegmann
                                        Vice President and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)