Form 10-K/A
period 1997-03-31
HILITE INDUSTRIES INC
filed 1997-10-16
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       ON
                                   FORM 10-K/A

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

================================================================================
The purpose of this amendment is to correct a typographical error appearing in the Balance Sheet on page F-2.
================================================================================



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

                             HILITE INDUSTRIES, INC.
                           Consolidated Balance Sheets

                                                                          As of June 30,
                                                                   ---------------------------
                                                                       1997           1996
                                                                   ------------   ------------
                          ASSETS
                                                                   ------------   ------------
Current assets:
  Cash and cash equivalents ..................................   $       --      $       --
  Accounts receivable, less allowance for doubtful accounts of
    $195,427 at June 30, 1997 and $91,100 at June 30, 1996 ...      9,991,098      11,356,477
  Tooling receivable .........................................         96,734         760,982
  Inventories ................................................     10,075,786       8,845,457

  Income taxes receivable ....................................           --           235,615

  Deferred income taxes ......................................      1,774,082         472,627
  Prepaid expenses and other current assets ..................        739,803         542,089
    Total current assets .....................................     22,677,503      22,213,247

Property, plant and equipment ................................     38,400,240      38,139,671
Less accumulated depreciation and amortization ...............    (12,077,533)    (10,349,569)
                                                                 ------------    ------------
Property, plant and equipment, net ...........................     26,322,707      27,790,102
                                                                 ------------    ------------

Assets held for disposal .....................................      2,330,800            --
Goodwill, net of accumulated amortization ....................      5,888,167       6,195,290
                                                                 ------------    ------------

TOTAL ASSETS .................................................   $ 57,219,177    $ 56,198,639
                                                                 ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ......................   $ 11,875,962    $  8,607,287
  Long-term debt - current portion ...........................      2,422,950       2,320,672
  Income taxes payable .......................................         49,883            --
                                                                 ------------    ------------
    Total current liabilities ................................     14,348,795      10,927,959
                                                                 ------------    ------------

Long-term debt ...............................................     16,486,252      17,672,368
Subordinated debt ............................................      1,785,184       1,860,184
Deferred income taxes ........................................      2,595,392       2,077,589
                                                                 ------------    ------------
    Total non-current liabilities ............................     20,866,828      21,610,141
                                                                 ------------    ------------

Commitments and Contingencies (See Note 11.)

Stockholders' equity:
  Preferred Stock, $.01 par value; 5,000 shares authorized,
    none issued and outstanding ..............................           --              --
  Common stock, $.01 par value; 15,000,000 shares authorized,
    4,900,000 isssued and outstanding at June 30, 1997 and
    1996......................................................         49,000          49,000
  Additional paid-in capital .................................      9,105,674       9,105,674
  Retained earnings ..........................................     12,848,880      14,505,865
                                                                 ------------    ------------
    Total stockholders' equity ...............................     22,003,554      23,660,539
                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................   $ 57,219,177    $ 56,198,639
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

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HILITE INDUSTRIES, INC.
                                                (Registrant)


October 16, 1997                           /s/   Roy Wiegmann
                                        ----------------------------
                                        Roy Wiegmann
                                        Chief Financial Officer