Form 10-Q
period 1997-09-30
HILITE INDUSTRIES INC
filed 1997-11-12
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997



Commission file number               0-22924
                        --------------------------------------------


                            HILITE INDUSTRIES, INC.
              (Exact name of registrant specified in its charter)


            Delaware                                            75-2147742
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



      1671 S. Broadway
      Carrollton, Texas                                           75006
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip code)


                                   (972) 466-0475
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


As of November 11, 1997, the Company had 4,900,000 shares of Common Stock outstanding.

                            HILITE INDUSTRIES, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                     INDEX




                                                                            Page
Part I  FINANCIAL STATEMENTS
        --------------------

        Item 1.     Consolidated Financial Statements

                    Consolidated Balance Sheets as of June 30, 1997
                     and September 30, 1997............................       3

                    Consolidated Statements of Income for the
                     Three Months Ended September 30, 1997 and 1996....       4

                    Consolidated Statements of Cash Flows for
                     the Three Months Ended September 30, 1997
                     and 1996 .........................................       5

                    Notes to Interim Consolidated Financial
                     Statements........................................       6



        Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations........................................       8




Part II.    OTHER INFORMATION..........................................      10

                            HILITE INDUSTRIES, INC.
                          Consolidated Balance Sheets

                                                                  September 30,     June 30,
                                                                      1997            1997
                                                                  ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ...................................   $       --      $       --
  Accounts receivable, less allowance for doubtful accounts of
    $178,043 and $195,427 at Sept. 30 and June 30, respectively     10,903,683       9,991,098
  Tooling receivables .........................................        437,925          96,734
  Inventories .................................................     10,525,817      10,075,786
  Deferred income taxes .......................................      1,774,082       1,774,082
  Prepaid expenses and other ..................................        981,345         739,803
                                                                  ------------    ------------
    Total current assets ......................................     24,622,852      22,677,503
                                                                  ------------    ------------

Property, plant and equipment, at cost ........................     39,685,246      38,400,240
Less: accumulated depreciation and amortization ...............    (12,931,072)    (12,077,533)
                                                                  ------------    ------------
Property, plant and equipment, net ............................     26,754,174      26,322,707

Assets held for disposal ......................................      2,330,800       2,330,800
Goodwill, net of amortization .................................      5,806,763       5,888,167
                                                                  ------------    ------------

TOTAL ASSETS ..................................................   $ 59,514,589    $ 57,219,177
                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses .......................   $ 13,174,109    $ 11,875,962
  Long-term debt - current portion ............................      2,422,950       2,422,950
  Income taxes payable ........................................        110,290          49,883
                                                                  ------------    ------------
    Total current liabilities .................................     15,707,349      14,348,795
                                                                  ------------    ------------

Long-term debt ................................................     16,631,127      16,486,252
Deferred income taxes .........................................      2,595,392       2,595,392
Subordinated debt .............................................      1,785,184       1,785,184
                                                                  ------------    ------------
    Total non-current liabilities .............................     21,011,703      20,866,828

Shareholders' equity:
  Preferred Stock, $.01 par value; 5,000,000 shares authorized,
    none issued and outstanding ...............................           --              --
  Common stock, $.01 par value; 15,000,000 shares authorized,
    4,900,000 issued and outstanding ..........................         49,000          49,000
  Additional paid-in capital ..................................      9,105,674       9,105,674
  Retained earnings ...........................................     13,640,863      12,848,880
                                                                  ------------    ------------
    Total shareholders' equity ................................     22,795,537      22,003,554
                                                                  ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................   $ 59,514,589    $ 57,219,177
                                                                  ============    ============


              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                            HILITE INDUSTRIES, INC.
                       Consolidated Statements of Income

                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                          1997           1996
                                                      -----------    -----------

Net sales ........................................    $21,030,298    $18,053,604
Cost of sales ....................................     16,965,895     14,972,495
                                                      -----------    -----------

Gross profit .....................................      4,064,403      3,081,109

Selling, general and administrative expenses .....      2,403,496      2,028,998
                                                      -----------    -----------

Operating income .................................      1,660,907      1,052,111

Interest expense, net ............................        390,476        414,521
                                                      -----------    -----------

Income before income taxes .......................      1,270,431        637,590

Income tax provision .............................        478,305        234,500
                                                      -----------    -----------

Net income .......................................    $   792,126    $   403,090
                                                      ===========    ===========


Per share data:

Earnings per share ...............................    $       .16    $       .08
                                                      ===========    ===========

Weighted average number of
  shares outstanding .............................      4,900,000      4,900,000
                                                      ===========    ===========









              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                            HILITE INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows

                                                            Three Months Ended
                                                                September 30
                                                        --------------------------
                                                            1997           1996
                                                        -----------    -----------
Cash flows from operations:
  Net income ........................................   $   792,126    $   403,090
    Adjustments to reconcile net income to
      net cash provided by operations:
       Depreciation .................................       853,538        864,911
       Amortization .................................        81,403         82,492
                                                        -----------    -----------
    Cash provided from operations before changes in
      operating assets and liabilities ..............     1,727,067      1,350,493

    Changes in operating assets and liabilities:
       (Increase) in accounts receivable ............      (912,585)      (182,144)
       (Increase) decrease in tooling receivable ....      (341,191)       743,982
       (Increase) decrease in inventories ...........      (450,031)       250,363
       (Increase) in prepaid expenses and
         other current assets .......................       (70,849)       (89,571)
       Increase in accounts payable and
         accrued expenses ...........................     1,123,401        389,203
       Increase in income taxes payable .............        60,409        254,500
                                                        -----------    -----------
    Total changes in operating assets and liabilities      (590,846)     1,366,333
                                                        -----------    -----------
Net cash provided by operations .....................     1,136,221      2,716,826
                                                        -----------    -----------

Cash flows used in investing activities:
  Net additions to property, plant and equipment ....    (1,281,096)    (1,452,255)
                                                        -----------    -----------

Net cash used in investing activities ...............    (1,281,096)    (1,452,255)
                                                        -----------    -----------

Cash flows from financing activities:
  Repayment of debt and capital lease ...............      (605,737)      (575,700)
  Repayment of subordinated debt ....................          --          (75,000)
  Net increase (decrease) in note payable ...........       750,612       (613,871)
                                                        -----------    -----------

Net cash from financing activities ..................       144,875     (1,264,571)
                                                        -----------    -----------

Net decrease in cash and cash equivalents ...........          --             --
Cash and cash equivalents at beginning of period ....          --             --
                                                        -----------    -----------

Cash and cash equivalents at end of period ..........   $      --      $      --
                                                        ===========    ===========



              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                            HILITE INDUSTRIES, INC.
               Notes to Interim Financial Statements (Unaudited)


1.      BASIS OF PRESENTATION

        The interim financial statements of Hilite Industries, Inc. (the "Company") at September 30, 1997 and for the three-month period ended September 30, 1997, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1997 balance sheet was derived from the balance sheet included in the Company's audited Financial Statements as included in the Company's Annual Report on Form 10-K.

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited Financial Statements. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

2.      INVENTORIES

        Inventories at September 30, 1997 and June 30, 1997 consisted of the following:


                                      Sept. 30            June 30
                                    -----------         -----------

Raw materials....................  $ 4,845,023         $ 3,916,344
Work in process..................    2,106,822           2,254,960
Finished goods...................    3,573,972           3,904,482
                                   -----------         -----------
                                   $10,525,817         $10,075,786
                                   ===========         ===========
3.      RESTRUCTURING CHARGE

        As a result of operating problems and inefficiencies at the NASS division, the Company's Board of Directors approved a plan, in June 1997, to substantially restructure the NASS operations. In conjunction with this plan, the Company recorded a charge to pre-tax earnings in fiscal 1997 totalling approximately $2,700,000. The charge is comprised of a reduction (approximately $900,000) in the net book value of certain assets primarily machinery, equipment and tooling, to their estimated fair value, net of estimated selling costs, accrual of certain costs which the Company expects to incur in terminating contractual obligations, but for which no future economic benefit will be received (approximately $1,600,000) and other costs (approximately $200,000). For the three months ending September 30, 1997 approximately $220,000 had been charged against the accrual for terminating contractual obligations and approxiamtely $10,000 had been charged against the accrual for other costs.

4.      DEBT

        Effective September 18, 1997, the Company executed an amendment to its existing loan agreement ("the Agreement") with a bank to reflect new terms in the Company's credit facilities. Under the new terms the credit facilities consist of the following:

        1) A revolving line of credit of up to $12,000,000 subject to availability requirements. As of September 30, 1997, $7,251,000 had been used on the line of credit and $3,696,000 is available. The interest rate on the line of credit is either LIBOR plus 1 1/2% or prime rate less 1/2% which resulted in a blended rate ranging from 7.084% to 8.00% at September 30, 1997. The revolving line of credit expires on July 21, 1999. An annual commitment fee of 1/4% is payable quarterly on the average unused portion of the revolving line of credit,

        2) Term loans with an original principal balance of $13,700,000 and a balance at September 30, 1997 of $9,491,000. Principal payments on the term loan of approximately $163,000 together with interest are payable monthly. The maturity date of the term loans is August 1, 2002. The interest rate on the term loans, LIBOR plus 1 1/2% was 7.53% at September 30, 1997. The term loans were used for funding the acquisition of North American Spring and Stamping Corp. on July 21, 1995 and for refinancing existing Company debt,

        3) An equipment acquisition facility of $3,000,000 for the financing of equipment purchases. Any term loans issued under this facility will bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2%. As of September 30, 1997, no amounts were outstanding under this facility;

        In addition to the above credit facility, the Company also has a fifteen year real estate note and two five year equipment term notes with the same bank. The real estate note, which has an original principal amount of $960,000 and a $651,000 outstanding balance at September 30, 1997, is payable in monthly installments of $5,333 plus interest at the prime rate (8.50% at September 30, 1997) and expires on November 1, 2007. The equipment term notes which have original principal amounts of $1,497,000 and $645,000, respectively, and outstanding balances of $1,048,000 and 613,000, respectively, at September 30, 1997, are payable in monthly installments of $24,961 and $10,757, respectively at LIBOR plus 1 1/2% (7.13% and 7.73%, respectively, at September 30, 1997) and expire on May 31, 2001 and 2002, respectively. Both the real estate and equipment notes' due date can be accelerated, at the bank's option, to July 21, 1999.

        All of the notes and line of credit are collateralized by accounts receivable, inventory, equipment and real estate of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

Net sales for the quarter ended September 30, 1997 were $21,030,000 compared to $18,054,000 for the quarter ended September 30, 1996, representing a increase of $2,976,000 (16.5%). Brake valve sales increased 6.9% to $5,975,000 in the first fiscal quarter of 1998 from $5,587,000 in the prior year. The increase resulted from new programs which commenced since the first quarter of the prior year such as the P-90 and W-Car programs for GM and the relief valve for Bosch. Power transmission component sales increased from $5,170,000 in fiscal 1997 to $5,759,000 or 11.4%. This increase is attributable to increased sales of air-conditioning compressor clutches for the heavy truck industry and increased schedules for 4-wheel drive transfer case components. First quarter sales were $9,296,000 for the specialty components and assemblies division, an increase of 27.4% over last year's first quarter sales of $7,297,000. The increase in sales is primarily due to significantly higher sales of certain assemblies to Motorola, Inc. and approximately $700,000 of price increases, some of which are for parts which are scheduled to be discontinued by the Company and sourced to other suppliers by the third quarter as part of the restructuring plan for the specialty components and assemblies division approved by the Board of Directors in June 1997. The impact of price changes in the quarter, other than those at the specialty components and assemblies division, was not significant.

The Company's gross profit was $4,064,000 (19.3% of net sales) for the first quarter of the 1998 fiscal year compared to gross profit of $3,081,000 (17.1% of net sales) for the first quarter of the 1997 fiscal year. All three divisions experienced an increase in gross profit with the specialty components and assemblies division having the largest increase. The impact of the price increases in the specialty components and assemblies division was the primary contributor to the increased gross profit; the Company's sales volume increase, without a corresponding increase in fixed costs, also contributed to the increased gross profit.

Selling, general and administrative expenses were $2,403,000 (11.4% of net sales) in the first quarter of the 1998 fiscal year compared to $2,029,000 (11.2% of net sales) in the first quarter of the 1997 fiscal year. The increase of $374,000 in selling, general and administrative expenses is primarily due to increased legal and consulting costs and increased research and development costs. Approximately $230,000 of costs associated with terminating contractual obligations (primarily sales representative agreements) and other costs were charged against an accrual established in the prior year as part of the restructuring charge for the specialty components and assemblies division. Approximately $60,000 was recorded in the first quarter of fiscal 1998 associated with a new sales representative agreement.

Interest expense was $390,000 for the three months ended September 30, 1997 compared to $415,000 for the three months ended September 30, 1996. The decrease is due to lower average debt balances. The impact of changes in interest rates were not significant.

Net income was $792,000 (3.8% of net sales) for the first quarter of the 1998 fiscal year compared to $403,000 (2.2% of net sales) for the same period of the prior fiscal year, representing an increase of $389,000 (96.5%).


Liquidity and Capital Resources
-------------------------------

During the three-month period ended September 30, 1997, the Company's net cash provided from operations was $1,136,000 compared to $2,717,000 in the same period of the prior year. At September 30, 1997 the Company's working capital was $8,916,000 compared to working capital of $8,329,000 at June 30, 1997. The current ratio was 1.6 to 1 at both September 30, 1997 and June 30, 1997. During the three months ended September 30, 1997, the book value per share increased to $4.65 at September 30, 1997 from $4.49 per share at June 30, 1997.

The primary cause of the decrease in cash provided by operations was due to the $912,000 increase in accounts receivable. The increase in accounts receivable is a result of the high level of sales, particularly late in the quarter. The average number of days sales outstanding for receivables was increased slightly to 47 days at September 30, 1997 compared to 44 days at June 30, 1997. Tooling receivables also increased due to the increased number of new projects in process. As of September 30, 1997, no significant amounts were considered uncollectible.

Accounts payable and accrued expenses increased by approximately $1,123,000 due to higher accounts payable balances associated with the higher sales level and inventory increase. Inventory increased by approximately $450,000 primarily due to the new programs added since June 30, 1997.

The Company's capital expenditures were $1,281,000 for the three months ended September 30, 1997. The Company presently estimates capital expenditures for the year ending June 30, 1998 will approximate $3,500,000, unless new business opportunities require additional capital commitments. As of September 30, 1997, commitments, net of progress payments, were $800,000 for capital expenditures and $1,400,000 for tooling which is expected to be reimbursed from customers.

The Company's long-term debt includes consolidated term, equipment and mortgage notes (current balances at September 30, 1997 of $9,491,000, 1,661,000 and $651,000, respectively) which are payable in monthly installments of $163,095, $35,718 and $5,333, respectively, plus interest at a blended rate of 6 month and 12 month LIBOR plus 1 1/2% or the bank's prime rate. All amounts borrowed under the consolidated term, equipment and mortgage notes are secured by the Company's real estate, accounts receivable, inventory, machinery and equipment. The consolidated term note matures on August 1, 2002, the two equipment notes mature on May 31, 2001 and 2002, and the mortgage note matures on November 1, 2007.

The Company has a general credit facility of up to $12,000,000 and an equipment acquisition facility of $3,000,000 (collectively the "Credit Facilities") for working capital and capital equipment needs. The Credit Facilities mature on July 21, 1999. As of September 30, 1997, $7,251,000 was outstanding and $3,696,000 was available under the general credit facility and $3,000,000 was available under the equipment acquisition facility. An annual fee of one quarter of one percent is payable monthly on the unused portion of the Credit Facilities. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the Credit Facilities.

On October 22, 1997, the Company announced a quarterly cash dividend program with a 2 1/2 cent dividend to be distributed in November. With 4,900,000 shares currently outstanding, the cash requirement will be $122,500 in the second quarter.

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

Safe Harbor for Forward-looking Statements
------------------------------------------

Except for historical information contained herein, certain statements in this release are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the manufacturing process and production yields and risks related to technological changes in components which affect the life of the product. Also, there can be no assurance that the corrective action program at the specialty components and assemblies division will satisfy Ford's requirements or time frame. Those and other risks are described in the Company's Form 10-K for the year ended June 30, 1997 filed with the Securities and Exchange Commission ("SEC"), copies of which are available from the SEC or may be obtained upon request from the Company.


                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Cash Dividend
-------------

On October 22, 1997, the Company announced a quarterly cash dividend program with a 2 1/2 cent cash dividend to be distributed in November. Subsequent dividends will depend upon future operating results.


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


                                                HILITE INDUSTRIES, INC.





Date:     November 11, 1997                         /s/ Daniel W. Brady
      ------------------------                  ----------------------------
                                                Daniel W. Brady
                                                Chief Executive Officer




Date:     November 11, 1997                         /s/ Roy Wiegmann
      ------------------------                  ----------------------------
                                                Roy Wiegmann
                                                Chief Financial Officer
                                     - 11 -