Form 10-Q
period 1997-12-31
HILITE INDUSTRIES INC
filed 1998-02-17
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1997



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

As of February 13, 1998, the Company had 4,900,000 shares of Common Stock outstanding.

                            HILITE INDUSTRIES, INC.
               FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997
                                     INDEX




                                                                            Page
Part I    FINANCIAL STATEMENTS

          Item 1.   Consolidated Financial Statements
                     Consolidated Balance Sheets as of
                     December 31, 1997 and June 30, 1997...................... 3

                    Consolidated Statements of Operations
                     for the Three and Six Months Ended
                     December 31, 1997 and 1996............................... 4

                    Consolidated Statements of Cash Flows
                     for the Three and Six Months Ended
                     December 31, 1997 and 1996............................... 5

                    Notes to Interim Consolidated Financial
                     Statements .............................................. 6


          Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations..............................................  9




Part II.  OTHER INFORMATION.................................................. 14

                            HILITE INDUSTRIES, INC.
                          Consolidated Balance Sheets

                                                                  December 31,       June 30,
                                                                      1997            1997
                                                                  ------------    ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ...................................   $       --      $       --
  Accounts receivable, less allowance for doubtful accounts of
    $237,268 and $195,427 at Dec. 31 and June 30, respectively      10,501,832       9,991,098
  Tooling receivables .........................................        126,156          96,734
  Inventories .................................................     10,351,896      10,075,786
  Deferred income taxes .......................................      1,774,082       1,774,082
  Prepaid expenses and other ..................................      1,241,399         739,803
                                                                  ------------    ------------
    Total current assets ......................................     23,995,365      22,677,503
                                                                  ------------    ------------

Property, plant and equipment, at cost ........................     39,642,659      38,400,240
Less: accumulated depreciation and amortization ...............    (13,732,805)    (12,077,533)
                                                                  ------------    ------------
Property, plant and equipment, net ............................     25,909,854      26,322,707

Assets held for disposal ......................................      2,253,800       2,330,800
Goodwill, net of amortization .................................      5,725,360       5,888,167
                                                                  ------------    ------------

TOTAL ASSETS ..................................................   $ 57,884,379    $ 57,219,177
                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses .......................   $ 11,595,869    $ 11,875,962
  Long-term debt - current portion ............................      2,422,945       2,422,950
  Income taxes payable (receivable) ...........................       (370,927)         49,883
                                                                  ------------    ------------
    Total current liabilities .................................     13,647,887      14,348,795
                                                                  ------------    ------------

Long-term debt ................................................     16,244,159      16,486,252
Deferred income taxes .........................................      2,595,392       2,595,392
Subordinated debt .............................................      1,785,184       1,785,184
                                                                  ------------    ------------
    Total non-current liabilities .............................     20,624,735      20,866,828

Shareholders' equity:
  Preferred Stock, $.01 par value; 5,000,000 shares authorized,
    none issued and outstanding ...............................           --              --
  Common stock, $.01 par value; 15,000,000 shares authorized,
    4,900,000 issued and outstanding ..........................         49,000          49,000
  Dividends paid ..............................................       (122,500)
  Additional paid-in capital ..................................      9,105,674       9,105,674
  Retained earnings ...........................................     14,579,583      12,848,880
                                                                  ------------    ------------
    Total shareholders' equity ................................     23,611,757      22,003,554
                                                                  ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................   $ 57,884,379    $ 57,219,177
                                                                  ============    ============



              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                            HILITE INDUSTRIES, INC.
                     Consolidated Statements of Operations

                                                        Three Months Ended               Six Months Ended
                                                            December 31,                   December 31,
                                                        1997           1996            1997           1996
                                                    ------------   ------------    ------------   ------------
Net sales .......................................   $ 20,626,491   $ 16,372,759    $ 41,656,789   $ 34,425,936
Cost of sales ...................................     16,404,695     15,252,476      33,370,096     30,328,159
                                                    ------------   ------------    ------------   ------------

Gross profit ....................................      4,221,796      1,120,283       8,286,693      4,097,777

Selling, general and administrative expenses ....      2,307,094      1,988,086       4,711,049      3,913,469
                                                    ------------   ------------    ------------   ------------

Operating income (loss) .........................      1,914,702       (867,803)      3,575,644        184,308

Interest expense, net ...........................        409,507        416,381         800,018        830,902
                                                    ------------   ------------    ------------   ------------

Income (loss) before income taxes ...............      1,505,195     (1,284,184)      2,775,626       (646,594)

Income tax provision ............................        566,617       (505,836)      1,044,922       (271,336)
                                                    ------------   ------------    ------------   ------------

Net income (loss) ...............................   $    938,578   $   (778,348)   $  1,730,704   $   (375,258)
                                                    ============   ============    ============   ============


Per share data:

Basic and fully-diluted earnings (loss) per share   $       0.19   $      (0.16)   $       0.35   $      (0.08)
                                                    ============   ============    ============   ============

Weighted average number of
  shares outstanding ............................      4,900,000      4,900,000       4,900,000      4,900,000
                                                    ============   ============    ============   ============








              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                            HILITE INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows

                                                             Six Months Ended
                                                                December 31,
                                                            1997           1996
                                                        -----------    -----------
Cash flows from operations:
  Net income (loss) .................................   $ 1,730,704    $  (375,258)
    Adjustments to reconcile net income to
      net cash provided by operations:
       Depreciation .................................     1,678,262      1,739,165
       Amortization .................................       162,806        164,985
                                                        -----------    -----------
       Increase in net deferred income taxes ........          --          244,493
    Cash provided from operations before changes in
      operating assets and liabilities ..............     3,571,772      1,773,385

    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable ...      (511,274)     1,412,735
       (Increase) decrease in tooling receivable ....       (29,422)       760,982
       Increase in inventories ......................      (276,110)      (450,355)
       Increase in prepaid expenses and
         other current assets .......................      (501,594)      (150,556)
       Increase (decrease) in accounts payable
         and accrued expenses .......................      (279,556)     1,495,592
       Decrease in income taxes payable .............      (420,809)      (513,377)
                                                        -----------    -----------
    Total changes in operating assets and liabilities    (2,018,765)     2,555,021
                                                        -----------    -----------
Net cash provided by operations .....................     1,553,007      4,328,406
                                                        -----------    -----------

Cash flows used in investing activities:
  Net additions to property, plant and equipment ....    (1,188,409)    (2,790,231)
                                                        -----------    -----------

Net cash used in investing activities ...............    (1,188,409)    (2,790,231)
                                                        -----------    -----------

Cash flows from financing activities:
  Payment of cash dividend ..........................      (122,500)          --
  Repayment of debt and capital lease ...............    (1,211,473)    (1,149,166)
  Repayment of subordinated debt ....................          --          (75,000)
  Net increase (decrease) in note payable ...........       969,375       (314,009)
                                                        -----------    -----------

Net cash from financing activities ..................      (364,598)    (1,538,175)
                                                        -----------    -----------

Net decrease in cash and cash equivalents ...........          --             --
Cash and cash equivalents at beginning of period ....          --             --
                                                        -----------    -----------

Cash and cash equivalents at end of period ..........   $      --      $      --
                                                        ===========    ===========


              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                            HILITE INDUSTRIES, INC.
         Notes to Consolidated Interim Financial Statements (Unaudited)


1.      BUSINESS AND BASIS OF PRESENTATION

        The interim financial statements of Hilite Industries, Inc. ("Hilite") at December 31, 1997 and for the six-month period ended December 31, 1997, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1997 balance sheet was derived from the balance sheet included in the Company's audited Financial Statements as included in the Company's Annual Report on Form 10-K.

        In order to create a more flexible corporate structure for making acquisitions, engaging in capital raising activities and for tax efficiency, Hilite was reorganized on January 30, 1998. On that date Hilite completed a transfer of all of its assets to Hilite Industries - Texas, Inc., a Delaware corporation ("Hilite Texas"), a wholly-owned subsidiary of Hilite. Following the transfer of its assets to Hilite Texas and Hilite Texas' assumption of the related liabilities, Hilite Texas simultaneously transferred 99% of those assets to Hilite Industries - Delaware, Inc., a newly formed Delaware corporation ("Hilite Delaware") in exchange for all of the issued and outstanding shares of common stock of Hilite Delaware. Hilite Texas and Hilite Delaware then contributed those assets to Hilite Industries Automotive, LP ("Hilite LP"), a newly formed Texas limited partnership. Hilite Texas contributed to the partnership its ownership of 1% of the total Hilite assets and in return received a 1% general partnership interest, and Hilite Delaware contributed to the partnership its ownership of 99% of the total Hilite assets and in return received a 99% limited partnership interest. Hilite LP is now performing all of the manufacturing, sales and product development activities previously performed by Hilite in the state of Texas. In this Report, the term the "Company" refers collectively to Hilite, Hilite Texas, Hilite Delaware, Hilite LP and North American Spring and Stamping Corp. ("NASS"), a Delaware corporation and a wholly-owned subsidiary of Hilite. The reorganization had no affect on NASS. NASS remains a wholly-owned subsidiary of Hilite.

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited Financial Statements. Operating results for the six-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

        Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. The statement requires basic and fully-diluted earnings per share to be separately stated on the face of the Statement of Operations.

2.      INVENTORIES

        Inventories at December 31, 1997 and June 30, 1997 consisted of the following:


                                                 Dec. 31           June 30
                                               -----------       -----------

        Raw materials ......................   $ 4,519,182       $ 3,916,344
        Work in process ....................     2,346,161         2,254,960
        Finished goods .....................     3,486,553         3,904,482
                                               -----------       -----------
                                               $10,351,896       $10,075,786
                                               ===========       ===========


3.      RESTRUCTURING CHARGE

        As a result of operating problems and inefficiencies at the specialty components and assemblies division, the Company's Board of Directors approved a plan to substantially restructure the NASS operations. In conjunction with this plan, the Company recorded a charge to pre-tax earnings in fiscal 1997 totaling approximately $2,700,000. The charge is comprised of a reduction (approximately $900,000) in the net book value of certain assets primarily machinery, equipment and tooling, to their estimated fair value, net of estimated selling costs, accrual of certain costs which the Company expects to incur in terminating contractual obligations, but for which no future economic benefit will be received (approximately $1,600,000) and other costs (approximately $200,000). For the three and six months ended December 31, 1997 approximately $186,000 and $406,000, respectively, had been charged against the accrual for terminating contractual obligations and approximately $10,000 and $20,000, respectively, had been charged against the accrual of other costs.


4.      DEBT

        Effective September 18, 1997, the Company executed an amendment to its existing loan agreement ("the Agreement") with a bank to reflect new terms in the Company's credit facilities. Under the new terms the credit facilities consist of the following:

        1) A revolving line of credit of up to $12,000,000 subject to availability requirements. As of December 31, 1997, $7,470,000 had been used and $3,113,000 is currently available. The interest rate on the line of credit is either LIBOR plus 1 1/2% or prime rate less 1/2% which resulted in a blended rate ranging from 7.084% to 8.00% at December 31, 1997. The revolving line of credit expires on July 21, 1999. An annual commitment fee of 1/4% is payable quarterly on the average unused portion of the revolving line of credit;

        2) Term loans with an original principal balance of $13,700,000 and a balance at December 31, 1997 of $9,008,000. Principal payments on the term loan of approximately $163,000 together with interest are payable monthly. The maturity date of the term loans is August 1, 2002. The interest rate on the term loans, LIBOR plus 1 1/2% was 7.53% at December 31, 1997. The term loans were used for funding the acquisition of NASS on July 21, 1995 and for refinancing existing Company debt;

        3) An equipment acquisition facility of $3,000,000 for the financing of equipment purchases. Any term loans issued under this facility will bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2%. As of December 31, 1997, no amounts were outstanding under this facility.

        In addition to the above credit facilities, the Company also has a fifteen year real estate note and two five year equipment term notes with the same bank. The real estate note, which has an original principal amount of $960,000 and a $635,000 outstanding balance at December 31, 1997, is payable in monthly installments of $5,333 plus interest at the prime rate (8.50% at December 31, 1997) and becomes due and payable on November 1, 2007. The equipment term notes which have original principal amounts of $1,497,000 and $645,000, respectively, and outstanding balances of $973,000 and $581,000, respectively, at December 31, 1997, are payable in monthly installments of $24,961 and $10,757, respectively at LIBOR plus 1 1/2% (7.13% and 7.73%, respectively, at December 31, 1997) and becomes due and payable on May 31, 2001 and 2002, respectively. The due dates on each of the real estate and equipment notes' can be accelerated, at the bank's option, to July 21, 1999.

        The  notes  and  credit   facilities  are   collateralized  by  accounts
        receivable, inventory, equipment and real estate of the Company.


5.      CONTINGENCIES

        On January 28, 1998, the Company announced that it had been notified by a division of Ford Motor Company that a part manufactured by the Company's specialty components and assemblies division may be involved in a recall regarding a fuel gauge accuracy problem with certain 1997 model year vehicles. Based upon information currently available to the Company, management believes that this matter will be resolved in a manner not materially adverse to the Company.


6.      SUBSEQUENT EVENT

        In May 1997 the Company initiated a suit in the United States District Court for the Northern District of Illinois (Eastern Division) against the Selling Shareholders of NASS. The Company alleged, among other things, that the Selling Shareholders made material misrepresentations in connection with the acquisition of NASS. On February 13, 1998 an agreement was reached between the Company and the Selling Shareholders of NASS to settle the suit. Under the terms of the Settlement Agreement, the Company is relieved of its obligation to pay approximately $2 million in principal and interest under the Note issued as part of the consideration for the acquisition of NASS. The Company will not be required to make any future payments under the employment and non-compete agreements with the Selling Shareholders and, in addition, the Selling Shareholders reimbursed the Company for a portion of its legal fees incurred in connection with the law suit. The Selling Shareholders, however, remain bound by the non-competition provisions in their respective employment agreements. In addition, the parties executed limited mutual general releases.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED DECEMBER 31, 1996

Net sales for the quarter ended December 31, 1997 were $20,626,000 compared to $16,373,000 for the quarter ended December 31, 1996, representing a increase of $4,253,000 (26.0%). Brake valve sales increased 21.5% to $6,586,000 in the second fiscal quarter of 1998 from $5,421,000 in the prior year. The increase resulted from new programs which commenced since the first quarter of the prior year such as the P-90 and W-Car programs for GM and the relief valve and UPN150 program for Bosch. Power transmission component sales increased from $4,690,000 in fiscal 1997 to $4,838,000 or 3.2%. This increase is attributable to increased sales of air-conditioning compressor clutches for the heavy truck industry and 4-wheel drive transfer case components offset by decreased sales for machined brackets to Mitsubishi. Second quarter sales by the specialty components and assemblies division were $9,202,000, an increase of 46.9% over last year's second quarter sales of $6,262,000. The increase in sales is primarily due to significantly higher sales of certain assemblies to Motorola, Inc. and approximately $700,000 of price increases, some of which are for parts which are scheduled to be discontinued by the Company and sourced to other suppliers by the third quarter as part of the restructuring plan for the specialty components and assemblies division, approved by the Board of Directors in June 1997. Sales for parts to be sourced elsewhere were approximately $1.8 million in the second quarter. The impact of price changes in the quarter, other than those at the specialty components and assemblies division, was not significant.

The Company's gross profit was $4,222,000 (20.5% of net sales) for the second quarter of the 1998 fiscal year compared to gross profit of $1,120,000 (6.9% of net sales) for the second quarter of the 1997 fiscal year. All three divisions experienced an increase in gross profit with the specialty components and assemblies division having the largest increase. The impact of the price and volume increases of the specialty components and assemblies division and the volume increase of the brake valve division were the primary contributors to the increased gross profit; the Company's sales volume increase, without a corresponding increase in fixed costs, also contributed to the increased gross profit percent. In addition, in the second quarter of the prior year there were approximately $920,000 of additional expenses related to negative inventory adjustments, increased warranty reserves, additional management and engineering resources and increased maintenance and tooling of equipment.

Selling, general and administrative expenses were $2,307,000 (11.2% of net sales) in the second quarter of the 1998 fiscal year compared to $1,988,000 (12.2% of net sales) in the second quarter of the 1997 fiscal year. The increase of $319,000 in selling, general and administrative expenses is primarily due to increased commissions, legal, consulting costs and research and development costs. Approximately $200,000 of costs associated with terminating contractual obligations (primarily sales representative agreements) and other costs were charged against an accrual established in the prior year as part of the restructuring charge for the specialty components and assemblies division.
Approximately $60,000 was expensed in the second quarter of fiscal 1998 in connection with a new sales representative agreement.

Interest expense was $410,000 for the three months ended December 31, 1997 compared to $416,000 for the three months ended December 31, 1996. The impact of changes in interest rates was not significant.

Net income was $939,000 (4.6% of net sales) for the second quarter of the 1998 fiscal year compared to a loss of $778,000 ((4.8%) of net sales) for the same period of the prior fiscal year, representing an increase of $1,717,000.


SIX MONTHS  ENDED  DECEMBER 31, 1997  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
1996

Net sales for the six months ended December 31, 1997 were $41,656,000 compared to $34,426,000 for the six months ended December 31, 1996, representing a increase of $7,231,000 (21.0%). Brake valve sales increased 14.1% to $12,561,000 in the first six months of fiscal 1998 from $11,008,000 for the same period of the prior year. The increase resulted from new programs which commenced since the first quarter of the prior year such as the P-90 and W-Car programs for GM and the relief valve and UPN150 program for Bosch. Power transmission component sales increased from $9,860,000 in fiscal 1997 to $10,597,000 or 7.5% in fiscal 1998. This increase is attributable to increased sales of air-conditioning compressor clutches for the heavy truck industry and 4-wheel drive transfer case components offset by decreased demand for machined brackets to Mitsubishi. Sales by the specialty components and assemblies division for the first six months of fiscal 1998 were $18,498,000, an increase of 36.4% over last year's sales of $13,559,000. The increase in sales is primarily due to significantly higher sales of certain assemblies to Motorola, Inc. and approximately $1,300,000 of price increases, some of which are for parts which are scheduled to be discontinued by the Company and sourced to other suppliers by the third quarter as part of the restructuring plan for the specialty components and assemblies division, approved by the Board of Directors in June 1997. Sales for parts to be sourced elsewhere were approximately $3.3 million in the first six months of fiscal year 1998. The impact of price changes during the six-month period, other than those at the specialty components and assemblies division, was not significant.

Based on $14,000,000 of new business previously announced, brake valve sales are expected to increase by approximately 15% in each of fiscal 1998 and 1999 over the prior year and that the power transmission components division sales are expected to increase by approximately 12% in each of the two years. Because of the restructuring plan in process at the Company's specialty components and assemblies division which includes the elimination of approximately $8,000,000 of non-core products, sales for the division are estimated to decrease by approximately 20% in the second half of the 1998 fiscal year from the first half. These estimates assume automotive build rates continue at current levels and that the timing of product resourcing takes place on schedule.

The Company's gross profit was $8,286,000 (19.9% of net sales) for the first six months of the 1998 fiscal year compared to gross profit of $4,098,000 (11.9% of net sales) for the first six months of the 1997 fiscal year. The impact of the price and volume increases of the specialty components and assemblies division and the volume increase of the brake valve division were the primary contributors to the increased gross profit; the Company's sales volume increase, without a corresponding increase in fixed costs, also contributed to the increased gross profit percent. In addition, in the second quarter of the prior year there were approximately $920,000 of additional expenses related to negative inventory adjustments, increased warranty reserves, additional management and engineering resources and increased maintenance and tooling of equipment.

Selling, general and administrative expenses were $4,711,000 (11.3% of net sales) in the first six months of the 1998 fiscal year compared to $3,913,000 (11.4% of net sales) in the first six months of the 1997 fiscal year. The increase of $798,000 in selling, general and administrative expenses is primarily due to increased commissions, legal, consulting costs and research and development costs. Approximately $400,000 of costs associated with terminating contractual obligations (primarily sales representative agreements) and other costs were charged against an accrual established in the prior year as part of the restructuring charge for the specialty components and assemblies division. Approximately $120,000 was expensed during the first six months of fiscal 1998 in connection with a new sales representative agreement.

Interest expense was $800,000 for the six months ended December 31, 1997 compared to $831,000 for the six months ended December 31, 1996. The decrease is primarily due to lower average debt balances from the prior year. The impact of changes in interest rates was not significant.

Net income was $1,731,000 (4.2% of net sales) for the first six months of the 1998 fiscal year compared to a loss of $375,000 ((1.1%) of net sales) for the same period of the prior fiscal year, representing an increase of $2,106,000 or $0.43 per share.


Liquidity and Capital Resources
-------------------------------

During the first six months of fiscal 1998, the Company's net cash provided from operations before changes in operating assets and liabilities (working capital) was $3,572,000 compared to $1,173,000 of the prior year. Cash was used during the first six months of fiscal 1998 to fund a working capital increase of $2,019,000. In fiscal 1997, a working capital decrease of $2,555,000 contributed to cash in the first six months of fiscal 1998. At December 31, 1997 the Company's working capital was $10,347,000 compared to working capital of $8,329,000 at June 30, 1997. The current ratio was 1.8 to 1 at December 31, 1997 and 1.6 to
1.0 at June 30, 1997. The book value per share increased to $4.82 at December 31, 1997 from $4.49 per share at June 30, 1997.

Affecting the change in working capital was a $541,000 increase in accounts and tooling receivables from the June 30, 1997 balance as compared to a $2,174,000 decrease in accounts and tooling receivables during the same period of the prior year. The increase in accounts receivable is a result of the higher level of sales as compared to prior periods, particularly late in the quarter. The average number of days sales outstanding for receivables was 52 days at December 31, 1997 compared to 44 days at June 30, 1997 and 59 days at December 31, 1996. The increase in the average number of days sales outstanding is typical of the December 31 quarter when cash receipts slow down due to the holidays. The decrease in the number of days sales outstanding at December 31,1997 compared to December 31, 1996 is due to a temporary acceleration in payment by a significant customer associated with a special project. When the special payment terms return to normal, which is projected in the fourth quarter, the days sales outstanding are expected to be consistenet with the prior year. As of December 31, 1997, no significant amounts were considered uncollectible. Inventory at December 31, 1997 was 1.9 months supply compared to 1.8 months supply at December 31, 1996.

Accounts payable and accrued expenses at December 31, 1997 decreased by approximately $280,000 from the June 30, 1997 balance. The decrease is primarily due to approximately $420,000 of payments made against reserves related to the restructuring plan at the specialty components and assemblies division.

The Company's capital expenditures were $1,188,000 for the six months ended December 31, 1997. The Company presently estimates capital expenditures for the year ending June 30, 1998 will approximate $3,500,000, unless new business opportunities require additional capital commitments. As of December 31, 1997, commitments, net of progress payments, were $500,000 for capital expenditures and $900,000 for tooling which is expected to be reimbursed from customers.

The Company utilized cash to pay down long term debt by a net of $365,000 and $1,538,000 in the first six months of fiscal 1998 and 1997, respectively. The Company has a general credit facility of up to $12,000,000 and an equipment acquisition facility of $3,000,000 (collectively the "Credit Facilities") for working capital and capital equipment needs. The Credit Facilities mature on July 21, 1999. As of December 31, 1997, $7,470,000 was outstanding and $3,113,000 was available under the general credit facility and $3,000,000 was available under the equipment acquisition facility. An annual fee of one quarter of one percent is payable monthly on the unused portion of the Credit Facilities. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the Credit Facilities.

On October 22, 1997 and January 28, 1998, respectively, the Company announced a quarterly cash dividend program with a 2 1/2 cents per share dividend to be distributed in each of November

1997 and February 1998. With 4,900,000 shares currently outstanding, a cash distribution of $122,500 was paid in the second quarter and will be paid in the third quarter.

Subsequent to the balance sheet date, the Company agreed to a settlement of its lawsuit with the Selling Shareholders of NASS (See Note 5 to the Financial Statements). As a result of that settlement, the Company's subordinated debt will be eliminated and goodwill will be reduced by a like amount. Accordingly, interest expense related to the debt will be eliminated.

On January 28, 1998, the Company announced that it had been notified by a division of Ford Motor Company (See Note 6 to the Financial Statements) that a part manufactured by the Company's specialty components and assemblies division may be involved in a recall regarding a fuel gauge accuracy problem with certain 1997 model year vehicles. Based upon information currently available to the Company, management believes that this matter will be resolved in a manner not materially adverse to the Company.

Management anticipates that cash flow from operations and bank credit availability will be adequate to fund the existing acquisition debt, anticipated capital and tooling requirements and working capital needs of its existing operations for the next two years.


Seasonality
-----------

Net sales and operating results do not follow a predictable seasonal pattern from quarter to quarter because the development, initial production and sales of new products may occur at different times of the year. Generally, in these periods certain inefficiencies are experienced which result in higher costs to the Company. In addition, the Company usually experiences somewhat lower sales in the quarters ended December 31 and September 30 as automobile manufacturers traditionally close their plants for vacations or model changeovers during these periods, resulting in lower demand for the Company's products.


Inflation
---------

The Company believes that the relatively moderate rate of inflation has not had a significant impact on the Company's revenues or profitability.


Safe Harbor for Forward-looking Statements
------------------------------------------

Except for historical information contained herein, certain statements in this Management's Discussion and Analysis of results of operation and financial condition and other sections of this document contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the manufacturing process and start-up of new products and risks related to technological changes in components which affect the life of the product. Further, there can be no assurance that the Ford Owner Notification Program will be resolved in a manner consistent with the Company's expectations or without affecting the Company's attempt to regain its Q1 status. These and other risks are described in the Company's Form 10-K for the year ended June 30, 1997 filed with the Securities and Exchange Commission ("SEC"), copies of which are available from the SEC or may be obtained upon request from the Company.



                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Hilite (the "Meeting") was held on November 12, 1997. Proxies for the Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

At the Meeting, James E. Lineberger, Daniel W. Brady, Samuel M. Berry, Ronald G. Assaf and James D. Gerson were elected as directors of the Registrant for terms of one year. The votes were as follows:


                              Shares Voted                  Shares Withheld
                                  For                         from Voting
                              ------------                  ---------------
James E. Lineberger             4,163,877                        21,275
Daniel W. Brady                 4,163,877                        21,275
Samuel M. Berry                 4,163,877                        21,275
Ronald G. Assaf                 4,162,877                        22,275
James D. Gerson                 4,162,877                        22,275

Also at the Meeting, Proposal 2 which sought the approval of an amendment to the Company's 1993 Stock Option Plan to increase the total number of shares of Common Stock reserved for issuance under the 1993 Stock Option Plan by 25,000 shares to 125,000 shares was adopted with 4,632,670 shares voted for and 88,306 shares voted against.

On or about December 24, 1997 Hilite received written consents in lieu of a meeting of the stockholders representing approximately 75.7% of the total issued shares and outstanding voting stock, adopting a resolution to reorganize its corporate structure.

ITEM 5.  OTHER INFORMATION

Cash Dividend
-------------

On October 22, 1997 and January 28, 1998, the Company announced quarterly cash dividends of 2 1/2 cents per share. The October dividend was paid in November of 1997 and the January dividend will be distributed in February 1998. Subsequent dividends will depend upon future operating results.


New Board Member
----------------

At the January 27, 1998 Board of Director's meeting, Mr. John F. Creamer, Jr. was elected to the Company's Board of Directors. Mr. Creamer is a Director of Echlin, Inc., an aftermarket and original equipment supplier to the automobile industry, the President and owner of Distribution Marketing Services, Inc., a consulting firm to the automotive aftermarket and the President of the Automotive Warehouse Distributors Association, a trade association for the automotive aftermarket. In addition to his Director responsibilities, Mr. Creamer has agreed to consult with the Company on business development and marketing issues.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit
Number                  Description

10.1           Second Amended and Restated  Secured Loan Agreement dated January
               30,  1998  among  Hilite  Industries,   Inc.,  Hilite  Industries
               Automotive, LP, and Comerica Bank - Texas.

10.2 Settlement Agreement and Mutual General Release dated February 13, 1998 among Hilite Industries, Inc., Michael L. McKee, Donald
               P. Degenhardt and Robert S. Johnson.

10.3 Assignment and Assumption Agreement dated December 31, 1997 between Hilite Industries, Inc. and Hilite Industries - Texas, Inc.

10.4 Assignment and Assumption Agreement dated December 31, 1997 between Hilite Industries - Texas, Inc. and Hilite Industries - Delaware, Inc.

10.5 Limited Partnership Agreement dated December 31, 1997 between Hilite Industries - Texas, Inc. and Hilite Industries - Delaware, Inc.

(b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HILITE INDUSTRIES, INC.





Date:  February 13, 1998                          /s/  Daniel W. Brady
                                                -----------------------
                                                Daniel W. Brady
                                                Chief Executive Officer




Date:  February 13, 1998                         /s/  Roy Wiegmann
                                                -----------------------
                                                Roy Wiegmann
                                                Chief Financial Officer