Form 10-Q
period 1998-03-31
HILITE INDUSTRIES INC
filed 1998-05-11
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q



   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998



      Commission file number           0-22924



                             HILITE INDUSTRIES, INC.
               (Exact name of registrant specified in its charter)


                 Delaware                        75-2147742
       (State or other jurisdiction           (I.R.S. Employer
           of incorporation or               Identification No.)
              organization)


             1671 S. Broadway
            Carrollton, Texas                       75006
          (Address of principal                  (Zip code)
              executive offices)


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

                               Yes   [X]          No


      As of May 11, 1998, the Company had 4,900,000 shares of Common Stock outstanding.

                             HILITE INDUSTRIES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
                                      INDEX

                                                        Page
      Part I    FINANCIAL STATEMENTS


                Item 1. Consolidated Financial
                          Statements

                        Consolidated Balance Sheets
                          as of March 31, 1998 and
                          June 30, 1997                  3


                        Consolidated Statements of
                          Operations for the Three
                          and Nine Months Ended
                          March 31, 1998 and 1997        4

                        Consolidated Statements of
                          Cash Flows for the Three
                          and Nine Months Ended
                          March 31, 1998 and 1997        5

                        Notes to Interim
                          Consolidated Financial
                          Statements                     6


                Item 2. Management's Discussion and
                          Analysis of Financial
                          Condition and Results of
                          Operations.                    9

      Part II.  OTHER INFORMATION                       15

                           HILITE INDUSTRIES, INC.
                         Consolidated Balance Sheets
                                           March 31,      June 30,
                            ASSETS           1998          1997
   CURRENT ASSETS:
   Cash and cash equivalents           $      -       $      -
   Accounts receivable, less
     allowance for doubtful accounts
     of $253,071 and $195,427 at
     March 31 and June 30, respectively   12,545,248       9,991,098
   Tooling receivables                       709,865          96,734
   Inventories                            10,914,737      10,075,786
   Deferred income taxes                   1,774,082       1,774,082
   Prepaid expenses and other                816,769         739,803
   Total current assets                   26,760,701      22,677,503
   Property, plant and equipment
     at cost                              40,704,462      38,400,240
   Less: accumulated depreciation
     and amortization                    (14,582,284)    (12,077,533)
   Property, plant and
     equipment, net                       26,122,178      26,322,707
   Assets held for disposal                2,191,283       2,330,800
   Goodwill, net of amortization           3,955,256       5,888,167
      TOTAL ASSETS                     $  59,029,418  $   57,219,177

                                          ==========      ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Accounts payable and
     accrued expenses                  $  12,610,775  $   11,875,962
   Long-term debt--current portion         2,422,950       2,422,950
   Income taxes payable                      425,932          49,883
   Total current liabilities              15,459,657      14,348,795
   Long-term debt                         16,022,184      16,486,252
   Deferred income taxes                   2,595,392       2,595,392
   Subordinated debt                               0       1,785,184
   Total non-current liabilities          18,617,576      20,866,828
   Shareholders' equity:
   Preferred Stock, $.01 par value;
   5,000,000 shares authorized, none
   issued and outstanding                     -               -
   Common stock, $.01 par value;
   15,000,000 shares authorized,
   4,900,000 issued and outstanding           49,000          49,000
   Additional paid-in capital              9,105,674       9,105,674
   Retained earnings                      16,042,511      12,848,880
   Dividends paid                           (245,000)
   Total shareholders' equity             24,952,185      22,003,554
   TOTAL LIABILITIES AND               $  59,029,418  $   57,219,177
   SHAREHOLDERS' EQUITY                   ==========      ==========

   The accompanying notes are an integral part of these interim consolidated financial statements.

                                HILITE INDUSTRIES, INC.
                         Consolidated Statements of Operations


                          Three Months Ended          Nine Months Ended
                              March 31,                    March 31,
                              1998        1997        1998        1997
   Net sales        $  22,106,855 $ 18,754,695 $ 63,763,644 $ 53,180,631
   Cost of sales       17,592,124   15,755,508   50,962,220   46,083,667
                       ----------   ----------   ----------   ----------
   Gross profit         4,514,731    2,999,187   12,801,424    7,096,964
   Selling, general and 2,067,652    2,120,866    6,778,701    6,034,335
   administrative expenses-------    ---------   ----------    ---------

   Operating income     2,447,079      878,321    6,022,723    1,062,629
   Interest expense, net  186,759      436,773      986,777    1,267,675
                        ---------     --------    ---------    ---------
   Income (loss) before 2,260,320      441,548    5,035,946    (205,046)
   income taxes
   Income tax provision   797,393      303,127    1,842,315       31,791
                        ---------     --------    ---------    ---------
   Net income (loss) $  1,462,927 $    138,421 $  3,193,631 $  (236,837)
                        =========     ========    =========    =========
   Per share data:
   Basic and fully-diluted
   earnings (loss) per $     0.30 $       0.03 $       0.65 $     (0.05)
   share

   Weighted average number
   of shares outstanding4,900,000    4,900,000    4,900,000    4,900,000


   The accompanying notes are an integral part of these interim consolidated financial statements.

                          HILITE INDUSTRIES, INC.
                   Consolidated Statements of Cash Flows
                                          Nine Months Ended March 31
                                                1998         1997
   Cash flows from operations:
   Net income (loss)                      $  3,193,631  $   (236,837)
   Adjustments to reconcile net income
     to net cash provided by operations:
   Depreciation                              2,530,898     2,631,750
   Amortization                                227,972       247,477
   Increase in net deferred income taxes             0       237,853
                                             ---------     ---------
   Cash provided from operations before
     changes in operating assets and
     liabilities                             5,952,501     2,880,243
   Changes in operating assets and
   liabilities:
   Increase in accounts receivable          (2,554,150)     (207,296)
   (Increase) decrease in tooling
     receivable                               (613,131)      760,982
   Increase in inventories                    (838,951)   (1,583,226)
   Increase in prepaid expenses and
     other current assets                      (76,966)     (226,568)
   Increase in accounts payable and
     accrued expenses                          654,568       828,437
   Increase (decrease) in income taxes
     payable                                   376,049      (205,414)
                                             ---------     ----------
   Total changes in operating assets
     and liabilities                        (3,052,581)     (633,085)
                                            -----------     ---------
   Net cash provided by operations           2,899,920     2,247,158

   Cash flows used in investing activities:
   Net additions to property, plant
     and equipment                          (2,190,852)   (3,915,429)
                                            -----------   -----------
   Net cash used in investing activities    (2,190,852)   (3,915,429)

   Cash flows from financing activities:
   Payment of cash dividend                   (245,000) $          0
   Repayment of debt and capital lease      (1,817,204)   (1,737,464)
   Repayment of subordinated debt                    0       (75,000)
   Net increase in note payable              1,353,136     3,480,735
                                             ---------     ---------
   Net cash from financing activities         (709,068)    1,668,271
                                             ---------     ---------
   Net decrease in cash and cash equivalents         0             0
   Cash and cash equivalents at beginning
     of period                                       0             0
                                            ----------     ---------
   Cash and cash equivalents at end of
     period                                 $        0  $          0
                                            ==========  ============
   The accompanying notes are an integral part of these interim consolidated financial statements.

                             HILITE INDUSTRIES, INC.
                Notes to Interim Financial Statements (Unaudited)


   1.  BUSINESS AND BASIS OF PRESENTATION
        The interim financial statements of Hilite Industries, Inc. ("Hilite") at March 31, 1998 and for the nine-month period ended March 31, 1998, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1997 balance sheet was derived from the balance sheet included in the Company's audited Financial Statements as included in the Company's Annual Report on Form 10-K. As used herein, unless the context otherwise requires, the term the 'Company' refers collectively to Hilite and Hilite's directly and indirectly wholly-owned subsidiaries Hilite Industries - Texas, Inc., North American Spring and Stamping Corp. ('NASS'), Hilite Industries - Delaware, Inc. and Hilite Industries Automotive, LP, the Company's principal operating entity.

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited Financial Statements. Operating results for the nine-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.


   2.  INVENTORIES

   Inventories at March 31, 1998 and June 30, 1997 consisted of the following:

                                   March 31       June 30

           Raw materials         $  4,497,221   $  3,916,344
           Work in process          2,363,175      2,254,960
           Finished goods           4,054,341      3,904,482
                                    ---------      ---------
                                  $10,914,737    $10,075,786
                                  ===========    ===========

   3.  RESTRUCTURING CHARGE

        As a result of operating problems and inefficiencies at the NASS division, the Company's Board of Directors approved a plan, in June 1997, to substantially restructure the NASS operations. In connection with this plan, the Company recorded a charge to pre-tax earnings in fiscal 1997 totaling approximately $2,700,000. The charge is comprised of a reduction (approximately $900,000) in the net book value of certain assets primarily machinery, equipment and tooling, to their estimated fair value, net of estimated selling costs, accrual of certain costs which the Company expects to incur in terminating contractual obligations, but for which no future economic benefit will be received (approximately $1,600,000) and other costs (approximately $200,000). For the three and nine months ending March 31, 1998 approximately $278,000 and $765,000, respectively, had been charged against the accrual for terminating contractual obligations and approximately $5,000 and $25,000, respectively, had been charged against the accrual for other costs.


   4.  LAWSUIT SETTLEMENT

        In May 1997 the Company initiated a suit in the United States District Court for the Northern District of Illinois (Eastern Division) against the former owners of NASS. The Company alleged, among other things, that the Former owners made material misrepresentations in connection with the acquisition of NASS. On February 13, 1998 an agreement was reached between the Company and the former owners of NASS to settle the suit. Under the terms of the Settlement Agreement, the Company is relieved of its obligation to pay approximately $2 million in principal and interest under the Note issued as part of the consideration for the acquisition of NASS. The reduction in the principal amount of the note was credited against goodwill. The Company will not be required to make any future payments under the employment and non-compete agreements with the former owners and, in addition, the former owners reimbursed the Company for a portion of its legal fees incurred in connection with the law suit. The former owners, however, remain bound by the non-competition provisions in their respective employment agreements. In addition, the parties executed limited mutual general releases.


   5.  DEBT


        Effective September 18, 1997, the Company executed an amendment to its existing loan agreement ('the Agreement') with a bank to reflect new terms in the Company's credit facilities. Under the new terms, the credit facilities consist of the following:

     1) A revolving line of credit of up to $12,000,000 subject to availability requirements. As of March 31, 1998, $7,854,000 had been used on the line of credit and $4,146,000 is available. The interest rate on the line of credit is either LIBOR plus 1 1/2% or prime rate less 1/2% which resulted in a blended rate ranging from 7.14% to 8.00% at March 31, 1998. The revolving line of credit expires on July 21, 1999. An annual commitment fee of 1/4% is payable quarterly on the average unused portion of the revolving line of credit,

     2) Term loans with an original principal balance of $13,700,000 and a balance at March 31, 1998 of $8,526,000. Principal payments on the term loan of approximately $163,000 together with interest are payable monthly. The maturity date of the term loans is August 1, 2002. The interest rate on the term loans, LIBOR plus 1 1/2% was 7.53% at March 31, 1998,

     3) An equipment acquisition facility of $3,000,000 for the financing of equipment purchases. Any term loans issued under this facility will bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2%. As of March 31, 1998, no amounts were outstanding under this facility;

        In addition to the above credit facility, the Company also has a fifteen year real estate note and two five year equipment term notes with the same bank. The real estate note, which has an original principal amount of $960,000 and a $619,000 outstanding balance at December 31, 1997, is payable in monthly installments of $5,333 plus interest at the prime rate (8.50% at March 31, 1998) and expires on November 1, 2007. The equipment term notes which have original principal amounts of $1,497,000 and $645,000, respectively, and outstanding balances of $899,000 and 549,000, respectively, at March 31, 1998, are payable in monthly installments of $24,961 and $10,757, respectively at LIBOR plus 1 1/2% (7.25% and 7.73%, respectively, at March 31, 1998) and expire on May 31, 2001 and 2002, respectively. Both the real estate and equipment notes' due date can be accelerated, at the bank's option, to July 21, 1999.

        All of the notes and line of credit are collateralized by accounts receivable, inventory, equipment and real estate of the Company.


   6.  CONTINGENCIES

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

        Net sales for the quarter ended March 31, 1998 were $22,107,000 compared to $18,755,000 for the quarter ended March 31, 1997, representing a increase of $3,352,000 (17.9%). Brake valve sales increased 31.2% to $7,298,000 in the third fiscal quarter of 1998 from $5,561,000 in the prior year. The increase resulted from new programs which commenced since the third quarter of the prior year such as the P-90 and W-Car programs for GM, the relief valve and UPN150 programs for Bosch and an actuator assembly for Chrysler. Power transmission component sales decreased slightly to $5,961,000 for the quarter ended March 31, 1998 from $5,977,000 in the same period for fiscal 1997. The slight decrease is attributable to decreased demand for machined brackets to Mitsubishi and a $500,000 one time sale of a bracket to Honda which occurred in the prior year offset partially by increased sales of air-conditioning compressor clutches for the heavy truck industry and 4-wheel drive transfer case components for utility vehicles. Third quarter 1998 sales were $8,848,000 for the specialty components and assemblies division, an increase of 22.6% over last year's third quarter sales of $7,217,000. The increase in sales is primarily due to significantly higher sales of certain assemblies to Motorola, Inc. and approximately $600,000 of price increases, some of which are for parts which are scheduled to be discontinued by the Company and sourced to other suppliers. The sourcing of parts to other suppliers has been slower than originally anticipated, however, most of the parts are expected to be completely phased out by the end of the fiscal year or early in fiscal 1999 according to Ford's most recent production schedules. The impact of price changes in the quarter, other than those at the specialty components and assemblies division, was not significant.

        The Company's gross profit was $4,515,000 (20.4% of net sales) for the third quarter of the 1998 fiscal year compared to gross profit of $3,000,000 (16.0% of net sales) for the third quarter of the 1997 fiscal year. The impact of price and volume increases in the specialty components and assemblies division and increased sales volume on the brake valve division were the primary contributors to the increased gross profit. The improvement in the gross profit percentage is primarily attributable to pricing and production improvements at the specialty component and assemblies division and to the favorable impact of sales volume, without a corresponding increase in fixed costs, at the brake valve division. These improvements were offset, in part, by lower margins in the power transmission components division due to start-up costs associated with new business.

        Selling, general and administrative expenses were $2,068,000 (9.4% of net sales) in the third quarter of the 1998 fiscal year compared to $2,121,000 (11.3% of net sales) in the third quarter of the 1997 fiscal year. The decrease of $53,000 in selling, general and administrative expenses is primarily due to a $144,000 adjustment to legal costs associated with the settlement of a lawsuit. This decrease was offset in part by higher research and development costs and professional fees.

        Interest expense was $187,000 for the three months ended March 31, 1998 compared to $437,000 for the three months ended March 31, 1997. The decrease in interest expense is due to a $190,000 adjustment to accrued interest resulting from the settlement of a lawsuit with the former owners of NASS. The impact of changes in interest rates were not significant.

        Net income was $1,463,000 (6.6% of net sales) for the third quarter of the 1998 fiscal year compared to net income of $138,000 (0.7% of net sales) for the same period of the prior fiscal year, representing an increase of $1,325,000.

   Nine Months Ended March 31, 1998 Compared to Nine Months Ended  March
   31, 1997

        Net sales for the nine months ended March 31, 1998 were $63,764,000 compared to $53,181,000 for the nine months ended March 31, 1997, representing a increase of $10,583,000 (19.9%). Brake valve sales increased 19.9% to $19,858,000 in the first nine months of fiscal 1998 from $16,569,000 for the same period of the prior year. The increase resulted from new programs which commenced since the first quarter of the prior year such as the P-90 and W-Car programs for GM, the relief valve and UPN150 programs for Bosch and an actuator assembly for Chrysler. Power transmission component sales increased from $15,837,000 in fiscal 1997 to $16,559,000 or 4.6% in fiscal 1998. This increase is attributable to increased sales of air-conditioning compressor clutches for the heavy truck industry and increased sales for 4-wheel drive transfer case components partially offset by decreased demand for machined brackets to Mitsubishi. Sales for the first nine months of fiscal 1998 were $27,346,000 for the specialty components and assemblies division, an increase of 31.6% over last year's sales of $20,776,000. The increase in sales is primarily due to significantly higher sales of certain assemblies to Motorola, Inc. and approximately $1,900,000 of price increases, some of which are for parts which are scheduled to be discontinued by the Company and sourced to other suppliers. The sourcing of parts to other suppliers has been slower than originally anticipated, however, most of the parts will be completely phased out by year end according to Ford's most recent production schedules. The impact of price changes in the period, other than those at the specialty components and assemblies division, was not significant.

        The sales growth in the brake valve division during the first nine months of fiscal 1998, which is primarily due to new business, is 20% as compared to the same period in the fiscal 1997 and substantially exceeds previous Company estimates of 15%. The strong sales growth is expected to continue into the fourth quarter. Assuming another favorable year for the automotive industry, a sales growth rate of 15% for fiscal 1999 seems achievable.

        Sales for the power transmission components division have increased about 5% for the first nine months of the 1998 fiscal year. Sales growth for this division has been affected by slower than expected start-up of new business for 4-wheel drive transfer case components and a decline in sales to Mitsubishi. However, the new business is now in full production and fourth quarter sales for the division are expected to be up approximately 20% over the third quarter. As a result, the expected sales increase for fiscal year 1998 should only be slightly below the previous estimate of 12%. Sales growth for fiscal year 1999 is expected to approximate 12%.

        With the sourcing of products to other suppliers being substantially completed in the fourth quarter at the specialty components and assemblies division, sales are expected to decline by approximately 15% in the fourth quarter over third quarter sales. Strong non-automotive sales have helped to offset some of the decreased sales of products being sourced to other suppliers, but the Company expects some softening of the non-automotive sales in the fourth quarter and in fiscal 1999.

        The Company's gross profit was $12,801,000 (20.1% of net sales) for the first nine months of the 1998 fiscal year compared to gross profit of $7,097,000 (13.3% of net sales) for the first six months of the 1997 fiscal year. The impact of price and volume increases in the specialty components and assemblies division and increased sales volume on the brake valve division were the primary contributors to the increased gross profit dollars. The improvement in the gross profit percentage is primarily attributable to pricing and productivity improvements at the specialty component and assemblies division and to the favorable impact of sales volume, without a corresponding increase in fixed costs, at the brake valve division. Also contributing to the improvement over the prior year was that a charge was taken last year of approximately $920,000 related to engineering and quality control costs and expenses of the specialty components and assemblies division. These improvements were offset, in part, by lower margins in the power transmission components division due to start-up costs associated with new business.

        Selling, general and administrative expenses were $6,799,000 (10.6% of net sales) in the first nine months of the 1998 fiscal year compared to $6,034,000 (11.3% of net sales) in the first nine months of the 1997 fiscal year. The increase of $765,000 in selling, general and administrative expenses is primarily due to increased commissions, professional fees and research and development costs.

        Interest expense was $987,000 for the nine months ended March 31, 1998 compared to $1,268,000 for the nine months ended March 31, 1997. The decrease is primarily due to a $190,000 adjustment to accrued interest resulting from the settlement of a lawsuit with the former owners of NASS. The impact of changes in interest rates were not significant.

        Net income was $3,194,000 (5.0% of net sales) for the first nine months of the 1998 fiscal year compared to a loss of $237,000 (-0.4% of net sales) for the same period of the prior fiscal year, representing an increase of $3,431,000 or $0.70 per share.


   Liquidity and Capital Resources

        During the nine-month period ended March 31, 1998, the Company's net cash provided from operations before changes in operating assets and liabilities was $5,952,000 compared to $2,880,000 in the same period of the prior year, primarily due to the increase in net income over the prior year. At March 31, 1998 the Company's working capital was $11,724,000 compared to working capital of $8,329,000 at June 30, 1997. The current ratio was 1.8 to 1 at March 31, 1998 and 1.6 to
   1.0 at June 30, 1997. The book value per share increased to $5.09 at March 31, 1998 from $4.49 per share at June 30, 1997.

        Cash from operations was used for changes in operating assets and liabilities of $3,475,000 through the first nine months of the current year compared to $633,000 during the same period of the prior year. The increase is primarily due to a $3,167,000 increase in accounts and tooling receivables. The increase in accounts receivable is a result of the high level of sales occurring late in the quarter. The average number of days sales outstanding for receivables was 52 days at March 31, 1998 compared to 44 days at June 30, 1997. The increase in the average number of days sales outstanding is primarily due to a non-typical acceleration in payment by a significant customer in June 1997 which temporarily lowered the average number of days sales outstanding at June 30, 1997. The 52 days outstanding at March 31, 1998 is consistent with prior periods. As of March 31, 1998, no significant amounts were considered uncollectible. Also, inventories increased by approximately $839,000 primarily due to the increased sales level and due to the new programs started in the current year.

        The Company's capital expenditures were $1,768,000 for the nine months ended March 31, 1998. The Company presently estimates capital expenditures for the year ending June 30, 1998 will approximate $3,000,000, unless new business opportunities require additional capital commitments. As of March 31, 1998, commitments, net of progress payments, were $750,000 for capital expenditures and $900,000 for tooling which is expected to be reimbursed by customers.

        The Company utilized cash to pay down long term debt by a net of $464,000 in the first nine months of fiscal 1998, while for the similar period in the prior year, additional bank financing of $1,668,000 was required. The Company has a general credit facility of up to $12,000,000 and an equipment acquisition facility of
   $3,000,000  (collectively  the 'Credit  Facilities')  for   working
   capital and capital equipment needs. The Credit Facilities mature on July 21, 1999. As of March 31, 1998, $7,854,000 was outstanding and
   $4,146,000 was available under the general credit facility and $3,000,000 was available under the equipment acquisition facility. An annual fee of one quarter of one percent is payable monthly on the unused portion of the Credit Facilities. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the Credit Facilities.

        During the third quarter, the Company agreed to a settlement of its lawsuit with the Former owners of NASS (See Note 4 to the Financial Statements). As a result of that settlement, the Company's subordinated debt of $1,785,000 and accrued interest of $190,000 was eliminated and goodwill reduced by $1,700,000.

        Through the first nine months of fiscal 1998, the Company has distributed dividends totaling $245,000 as part of a previously announced a quarterly cash dividend program. On April 23, 1998, the Company announced a third quarter, 2 1/2 cent dividend to be distributed in May 1998. With 4,900,000 shares currently outstanding, a cash requirement of $122,500 will be paid in the fourth quarter. Subsequent dividends will depend on future operating results.

        On January 28, 1998, the Company announced that it had been notified by a division of Ford Motor Company that a part manufactured by the Company's specialty components and assemblies division may be involved in an Owner Notification Program regarding a fuel gauge accuracy problem with certain 1997 model year vehicles. Based upon information currently available to the Company, management believes that this matter will be resolved in a manner not materially adverse to the Company.

        On March 23, 1998, the Company announced that Ford Motor Company had restored the Q1 status of the Company's specialty components and assemblies division. The division had been placed on Q1 probation in September 1996 due to certain quality issues. The division is still on probation for quality issues at Visteon, a division of Ford Motor Company, and the division will continue to make the necessary improvements to regain its Q1 rating with Visteon. The regaining of Q1 status with Ford is a significant achievement for the specialty components and assemblies division in that they will now be eligible to quote new business with Ford Motor Company. The brake valve and power transmission component division's have continued to maintain their Q1 status with Ford throughout this period.

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


   Safe Harbor for Forward-looking Statements

        Except for historical information contained herein, certain statements in this Management's Discussion and Analysis of results of operation and financial condition and other sections of this document contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as 'expects,' 'anticipates,' 'intends,' 'plans,' 'believes,' 'seeks,' 'estimates,' or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with automotive and non-automotive build rates, customer sourcing decisions, manufacturing process efficiencies, cost and timing of start-up of new products and risks related to technological changes in components which affect the life of the product. Further, there can be no assurance that the contingency related to a possible involvement of the Company in a Ford Owner Notification Program will be resolved in a manner consistent with the Company's expectations or without affecting the Company's attempt to regain its Q1 status at the Ford Visteon division. These and other risks are described in the Company's Form 10-K for the year ended June 30, 1997 filed with the Securities and Exchange Commission ('SEC') and Forms 10-Q filed quarterly with the SEC, copies of which are available from the SEC or may be obtained upon request from the Company.

                           PART II - OTHER INFORMATION


   Item 5.  Other Information


   Cash Dividend

        On April 23, 1998, the Company announced a 2 1/2 cent cash dividend to be distributed in May 1998. Through the first nine months of fiscal 1998, $245,000 has been distributed. Subsequent dividends will depend upon future operating results.


   Regaining of Q1 status with Ford

        On March 23, 1998, the Company announced that Ford Motor Company had restored the Q1 status of the Company's specialty components and assemblies division. The division had been placed on Q1 probation in September 1996 due to certain quality issues. The division is still on probation for quality issues at Visteon, a division of Ford Motor Company, and the division will continue to make the necessary improvements to regain its Q1 rating with Visteon. The regaining of Q1 status with Ford is a significant achievement for the specialty components and assemblies division in that they will now be eligible to quote new business with Ford Motor Company. The brake valve and power transmission component division's have continued to maintain their Q1 status with Ford throughout this period.


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



   HILITE INDUSTRIES, INC.





      Date: May 11, 1998                   /s/ Daniel W. Brady
                                               ---------------
                                               Daniel W. Brady
                                               Chief Executive Officer



      Date: May 11, 1998                  /s/  Roy Wiegmann
                                               ------------
                                               Roy Wiegmann
                                               Chief Financial Officer