Form 10-K
period 1998-06-30
HILITE INDUSTRIES INC
filed 1998-09-28
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 1998

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

    Based upon the closing price on the NASDAQ National Market System on September 11, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,547,625.

    As of September 11, 1998, the Company had 4,900,000 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which Definitive Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended June 30, 1998 is incorporated by reference in Part III hereof.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
    or any amendment to this Form 10-K.     Yes    X     No

                                   PART I

    ITEM 1 - BUSINESS

    Hilite Industries, Inc. (the "Company") designs, manufactures and sells a diversified line of highly-engineered products primarily for automotive applications. These products include brake valves such as proportioning valves, power transmission components such as electromagnetic clutches, mounting brackets and pulleys, and specialty components and assemblies such as stampings, specialty springs and automated assemblies. Some of the Company's products are engineered in close cooperation with the Company's customers to meet their specific performance requirements. Approximately 70% of the sales of the Company are to automotive companies and their suppliers for passenger cars and light trucks sold in the United States. The Company's customers include all three domestic automotive companies: Ford Motor Company ("Ford"), General Motors Corporation ("General Motors") and Chrysler Corporation ("Chrysler") as well as other automotive companies such as Toyota Motor Sales, U.S.A., Inc. ("Toyota"), Navistar International Transportation Corporation ("Navistar"), and Mitsubishi Motor Sales of America, Inc. ("Mitsubishi"). The Company also sells products to first-tier suppliers including Borg-Warner Corporation ("Borg-Warner"), Bosch Braking Systems Corporation ("Bosch"), Denso of Los Angeles, Inc. ("Denso"), Motivair Corporation ("Motivair") and ITT Automotive of North America, Inc. Significant non-automotive customers include Motorola, Inc. ("Motorola"), Crane National Vendors, the Balance Systems Division of Amesburg Group, Inc., and a variety of distributors for industrial/hydraulic clutches.

    In order to create a more flexible corporate structure for making acquisitions, engaging in capital raising activities and for tax efficiency, the Company was reorganized on January 30, 1998 by transferring all of its assets to Hilite Industries - Texas, Inc., a Delaware corporation ("Hilite Texas"), a wholly-owned subsidiary of the Company. Hilite Texas simultaneously transferred 99% of those assets to Hilite Industries - Delaware, Inc., a newly formed Delaware corporation ("Hilite Delaware") in exchange for all of the issued and outstanding shares of common stock of Hilite Delaware. Hilite Texas and Hilite Delaware then contributed those assets to Hilite Industries Automotive, LP ("Hilite LP"), a newly formed Texas limited partnership. Hilite LP is now performing all of the manufacturing, sales and product development activities previously performed by Hilite in the state of Texas. In this Report, the term the "Company" refers collectively to the Company, Hilite Texas, Hilite Delaware, Hilite LP and North American Spring and Stamping Corp. ("NASS"), a Delaware corporation and a wholly-owned subsidiary of Hilite. The reorganization had no affect on NASS. NASS remains a wholly-owned subsidiary of Hilite.

    Except for historical information, certain statements contained herein are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with changes in automotive and non-automotive build rates as well as risks associated with the manufacturing process and start-up of new products and risks related to technological changes in components which affect the life of the product. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled Risk Factors, Competition, Raw Materials and Regulations.

    The Company's revenues have grown in recent years through both internal growth and acquisition. Sales increases in each of the previous three years were 18.6%, 1.2%, and 61.8% in fiscal years 1998, 1997, and 1996, respectively. According to Ward's Automotive Reports, U.S. sales of automobiles and light trucks have remained flat over the past three years. Vehicles sold in the U.S., by model year (July - June), were 15.5 million in 1998, 14.9 million in 1997, and 15.0 million in 1996.

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

    PRODUCTS

    The following table sets forth the Company's net sales for brake valves, power transmission components and specialty components and assemblies divisions together with their corresponding percentages of total net sales for each of the three fiscal years ended June 30, 1998:

                                        Year ended June 30,
                             1998           1997           1996
                                    (dollars in thousands)
    Net sales:
    Brake valves       $27,524  31.6%   $22,195  30.2%  $23,909  32.9%

    Power transmission
      components        23,762  27.3     21,762  29.6    21,533  29.7

    Specialty components
     and assemblies     35,881  41.1     29,535  40.2    27,200  37.4

    Total net sales    $87,167 100.0%   $73,492 100.0%  $72,642 100.0%

    BRAKE VALVES

    Brake valves sales were $27,524,000, accounting for 31.6% of the Company's net sales for the 1998 fiscal year. Brake proportioning valves, the principal product of this division, provide the proper amount of pressure to the front and rear brakes to facilitate a controlled stop within a minimum distance. These valves are found on both conventional and anti-lock braking systems for most passenger cars and light trucks. The Company manufactures various types of brake valves, including in-line valves and remote valves, as well as relief valves and actuator assemblies which were new products introduced in fiscal 1998. The relief valve is an integral part of a power brake booster system used on vehicles which have inadequate vacuum to support power braking. An actuator assembly is used with a height sensing brake valve to modify the pressure distributed to the rear wheels based on the changing loads in the vehicle.

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

    Since the late 1980s, there has been a worldwide trend toward anti-lock brake systems ("ABS"). Recently the trend seems to be away from ABS systems as a number of customer's question if the increase in braking performance is justified by the additional cost. Therefore, the automotive manufacturers are reducing the number of vehicles with ABS in an effort to reduce costs. As brake systems are redesigned, Hilite usually benefits because Company engineers support our customers with cost effective designs and engineered prototypes to meet their new requirements.

    The Company supplies valves for many well-known car and mini-van models for all three major automotive companies and is expanding the applications of the Company's brake valves. In the second half of fiscal 1997, the Company began supplying brake valves on General Motors "P90" and "W" car models and in fiscal 1998 began shipping relief valves to Bosch and actuator assemblies to Chrysler. The Company believes, based on its estimate of the number of brake proportioning valves used in automobiles and light trucks, that its market share of brake proportioning valves sold in the United States is approximately 22%.

    POWER TRANSMISSION COMPONENTS

    Power transmission component sales were $23,762,000, accounting for 27.3% of the Company's net sales for 1998. This division's products fall into two broad categories: electromagnetic clutches and other power transmission products.

    Electromagnetic Clutches. Electromagnetic clutches provide the on-off control of rotary motion. They are used in a wide range of applications, including hydraulic pumps, automotive air conditioning compressors, generators, alternators and water pumps. The Company's clutches can also be found on various trucks, fishing boats and manufacturing and construction equipment. The Company has received the Borg-Warner Automotive Certified Quality Vendor Award every year since 1987. Electromagnetic clutches have been manufactured since 1956 under the trade name Pitts Industries. In fiscal 1995, the Company began shipping air conditioning clutches to Navistar and Motivair and began shipping clutch components in transmissions to Borg-Warner in fiscal 1998.

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

    In the early 1980s the Company began developing relationships with Japanese companies doing business in the United States. These relationships began with Denso, a first tier supplier of Toyota. The Company has supplied products to Honda both direct and through Calhac, a wholly owned system supplier for Honda, and currently supplies product to Mitsubishi and Isuzu. The Company's experience in understanding, implementing and producing products which meet the quality requirements and other specifications of its Japanese customers provide the Company with an opportunity for growth with its existing customers and with other Japanese companies doing business in North America. The Company plans to expand these relationships. The Company has received the top awards for quality and delivery from both Honda and Denso in the last several years.

    SPECIALTY COMPONENTS AND ASSEMBLIES

    Specialty components and assemblies sales were $35,881,000, accounting for 41.1% of the Company's net sales for the 1998 fiscal year. This division was originally founded in 1950 as Shaffer Spring Company and subsequently changed its name to North American Spring and Stamping Corp. ("NASS") in 1976. This division is restructuring to provide stronger focus on high volume, precision stampings and automated assemblies and to de-emphasize commodity products.

    Currently, 64% of the division's business is OEM automotive with the remaining 36% in non-automotive applications. Some of the applications using components and assemblies manufactured by the division for the automotive industry include electronic controllers for engines, air bags, fuel systems and anti-lock brakes. In addition to Ford, the division sells automotive components to Delco Electronics and ITT Automotive. Products sold for non-automotive applications include delivery coils for vending machines, components used in the telecommunications industry, window counter-balance springs and various other products. These products will continue to be supplied by the division after the restructuring is complete.

    Early in fiscal 1997 the specialty components and assemblies division was confronted with a rapidly deteriorating situation resulting from the loss of Ford's Q1 rating and mounting losses on the start-up of new business. The Company responded with a new management team for the division who began an aggressive program to contain the immediate problems, maintain positive communications with customers and develop a plan to return the division to profitability. The new management team, along with top Company management, directed an intense effort to implement a restructuring plan that returned the division to profitability in 1998.

    The restructuring plan was presented and approved by the Board of Directors in June 1997 and consisted of the following elements:

    1. Identify the core products of the division which fit with the division's strengths.

    2. Identify unprofitable, commodity type products and implement a plan for their orderly disposition.

    3. Streamline the plant operating and overhead structure to adjust to the downsized production levels while increasing quality and engineering capability.

    4.  Upgrade  quality  systems  and   manufacturing  and   management
        processes to enable the division to qualify for a QS-9000 rating and to regain the Q1 status at Ford.

    As a result of implementing this restructuring plan a pre-tax charge of $2,700,000 ($1,757,000 after-tax) was recorded in the fiscal 1997 results. The charge was comprised of a reduction (approximately $900,000) in the net book value of certain assets, primarily machinery, equipment and tooling, to their estimated fair value, net of estimated selling costs, accrual of certain costs which the Company expected to incur in terminating contractual obligations, but for which no future economic benefit will be received (approximately $1,600,000) and other costs (approximately $200,000).

    During 1998, the Company successfully negotiated a price increase on certain parts which were identified for disposition to more accurately reflect the manufacturing and support costs during the disposition period. At the end of fiscal 1998, virtually all of these identified parts were resourced to other suppliers. As a result of restructuring the division, among other factors, sales to Ford and its divisions are currently expected to be approximately $5,000,000 lower for the fiscal year ended 1999 as compared to the fiscal year ended 1998.

    The division regained its Q1 rating with Ford during fiscal 1998, but has not regained its Q1 status at Visteon, a division of Ford. While on probation, the division is prohibited from being considered for additional business from Visteon, although existing programs in the development stages are allowed to continue. A team of corporate and division management has developed a restructuring plan focused on returning the division to profitability and regaining Q1 status. There can be no assurance, at this time, that the Q1 status can be regained or what effect the continued probation or possible revocation will have on future sales. Sales to Visteon represent approximately 50% and 21% of this division's and the Company's sales, respectively, for the fiscal year ended June 30, 1998.

    Also during fiscal 1998, Hilite was able to quickly respond to a critical non-automotive customer requirement for a significant increase in production by developing a unique flexible manufacturing process within greatly reduced lead time parameters. As a result, Hilite received over $4,000,000 in additional sales from this one time opportunity.

    PRODUCT DESIGN, RESEARCH AND DEVELOPMENT

    The Company employs a staff of over 44 engineers and technicians, 19 of whom devote full time on new product design and on developing and improving products for the existing customer base, primarily for the brake valve division. The remaining engineers are involved in production and manufacturing process improvements and implementing tooling on new projects

    The design of new brake valve products generally begins several years before production. The process begins when the automotive manufacturers or system suppliers request the assistance of the Company's engineering department in designing products to meet their cost and performance requirements for future vehicle models. The Company's engineering department works closely with the customer by providing drawings and prototype samples. These drawings and samples frequently undergo numerous revisions until a design is accepted. The Company believes that its expertise in this area as well as the quick response of its engineering department are critical elements of the success of its brake valves and other products.

    During the 1998, 1997, and 1996 fiscal years, the Company's research and development expenditures were approximately $1,200,000, $882,000, and $945,000, respectively. Of these expenditures, $257,000, $240,000, and $343,000, respectively, were sponsored by customers and the balance of which were sponsored by the Company.

    CUSTOMERS

    The Company's customers include automotive manufacturers as well as major first-tier and second-tier suppliers of brake and transmission systems to automotive manufacturers. Approximately 70% of the
    Company's total net sales for the 1998 fiscal year were to the automotive industry. The Company's five largest customers with their percentages of the Company's net sales for the 1998, 1997, and 1996 fiscal years were as follows:

                                       Percentage of Net Sales
                                         Year ended June 30,
                     Customer            1998     1997     1996
        Ford .....................        26%      30%      30%
        Borg-Warner ..............         9        6        7
        Bosch (formerly AlliedSignal)      7        6        7
        Chrysler .................         7        7        7
        Motorola .................         7        3       --

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

    Sales of the specialty components and assemblies division are predominantly made through independent sales representatives. As part of the restructuring plan at the division, effective July 1997, the Company terminated the sales agency which was responsible for sales to Ford. This agency was replaced by the same sales representative agency used by the brake valve division. This agency has a long standing relationship and excellent contacts at all three major automotive companies. The move was made to reduce costs and to broaden the future sales growth opportunities for the division. The other nonexclusive sales representatives for the division operate under agreements pursuant to which the representative is paid a commission based upon sales.

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

    There are numerous smaller and a few larger companies located throughout the United States which produce products similar to those of the specialty components and assemblies division. Management believes that its niche includes stampings and automated assemblies that provide more value added benefits through investment in equipment and engineering thus avoiding parts that fall exclusively into "commodity" categories. Growth opportunities have been achieved in the electronics area with a number of automated assemblies and specialty stampings which are the primary area on which this division will concentrate, according to the restructuring plan.

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

    The Company's products, which are primarily sold to automotive manufacturers and their first- and second-tier suppliers, are utilized in over sixty major car models. Products for each of these models represent significant sales for the Company. Although the Company generally is the sole supplier of the Company's parts for the life of the model, customer's marketing and engineering decisions can limit the life of a car model or technological changes can cause a particular part to become obsolete. The Company competes for business during the development of new models and upon the redesign of certain existing models by its customers. Development of new and redesigned models usually begins several years prior to their introduction to the public. In recent years, the Company has been successful in obtaining new business for new and redesigned models. However, there can be no assurance that the sales of products for use in new models will fully offset the potential reduction in volume caused by discontinued models.

    The Company believes that it must compete on the basis of responsiveness, pricing, quality and breadth of product line and that it is competitive with respect to each of these areas. The Company's business is characterized by technological change. New technology may be developed by the Company's competitors as well as its customers. If the Company does not successfully adapt to these changes, it may lose part of its customer base. To maintain a technologically competitive position, the Company must make significant expenditures for new machinery and manufacturing processes. The Company has incurred substantial capital expenditures during recent years which have enabled it to adapt to technological changes in the automotive industry which we believe has favorably positioned the Company for future growth.

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

    BACKLOG

    The Company's backlog at June 30, 1998 was approximately $23,168,000, as compared to $22,300,000 at June 30, 1997, representing an increase of 4%. All of the backlog at June 30, 1998 is expected to be delivered during the 1999 fiscal year. The increase in backlog is primarily due to significantly higher brake valve sales partially offset by the decreases in sales discussed earlier by the specialty components and assemblies division. Backlog at any particular date may not be indicative of sales during the entire fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

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

    EMPLOYEES

    At June 30, 1998, the Company had 743 employees, of whom 615 were paid hourly wages. These hourly employees were primarily engaged in manufacturing, maintenance and warehousing. Of the 743 employees, 438 were employed in Texas, 303 were employed in Illinois and two employed elsewhere.

    Approximately 134 hourly employees who are engaged in clutch manufacturing are covered under a collective bargaining agreement with the International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO ("IUEE") Local Union #1007 which expires on September 20, 2000. A separate agreement with Local Union #1023 of the IUEE covering approximately 177 employees, engaged in brake valve manufacturing, expires on May 20, 1999. All of the employees of the IUEE are located in Texas, a right-to-work state. Approximately 252 hourly employees in Illinois are represented by the AFL-CIO Local unions #10 and #24. The contract with Local Union #10, which covers approximately 221 employees expires on January 1, 2001; the contract with Local Union #24, which covers 31 employees, expires on November 30, 1999. The Company believes that it has good relations with its employees.

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

    Reliance on Major Customers - The Company's sales to Ford represented 26%, 30% and 30% of the Company's total sales in fiscal 1998, 1997 and 1996, respectively. No other customer represented more than 10% of the Company's total sales in fiscal 1998, 1997 and 1996. While the Company has a long-standing relationship with Ford and sells a variety of products to each of its divisions, the loss of a significant portion of its sales to any of the Company's major customers could have a material adverse effect on the Company. See "Loss of Q1 Status at the Specialty Components and Assemblies Division" and "Business."

    Loss of  Q1  Status  at  the  Specialty  Components  and  Assemblies
    Division - In late September 1996, the specialty components and assemblies division was put on Q1 quality probation by Ford as a result of certain concerns regarding its products. During 1998, the Company regained its Q1 rating with Ford, but has not regained its Q1 status at Visteon, a Ford-owned supplier. While on probation, the division is prohibited from being considered for additional business from Visteon (although certain existing programs in the development stages are allowed to continue). Sales to Visteon represent approximately 50% and 21% of this division's and the Company's sales, respectively for the fiscal year ended 1998. A team of corporate and division management have developed and are implementing a restructuring plan focused on regaining Q1 status by the end of the fiscal year.

    Reliance on Sales Representatives - With the hiring of the same sales representative agency that represents the Company for the brake valve division to represent the Company's specialty components and assemblies division with Ford, this agency is now responsible for over 50% of the Company's total annual sales. While the Company has maintained a close relationship with this agency for over ten years, any disruption of this relationship could have a material adverse affect on the Company. See "Sales and Marketing."

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

    Quality Control, Product Liability and Recalls - While the Company maintains quality assurance procedures, in the event a defect in its products is not detected prior to shipment to a customer, or use by a consumer, substantial costs could be incurred by the Company relating to a recall claim. While this has not been material in the past, a recall could have a material effect on the Company.

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

    On January 28, 1998, the Company announced that it had been notified by Visteon, a division of Ford Motor Company, that a part manufactured by the Company's specialty components and assemblies division may be involved in a recall regarding a fuel gauge accuracy problem with certain 1997 model year vehicles. Based upon information currently available to the Company, management believes that this matter will be resolved in a manner not materially adverse to the Company.

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



    ITEM 2 - PROPERTIES

    The Company owns its primary facility which is located on seven acres of land in Carrollton, Texas, approximately 12 miles from Dallas, Texas. The facility consists of 106,000 square feet of manufacturing space for brake valves and clutches, and approximately 25,000 square feet of corporate office space. The Company has granted a security interest in its plant and equipment to collateralize certain bank loans. See Note 8 of Notes to Consolidated Financial Statements.

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

    Certain inventory for the Elk Grove plant and for after-market products are maintained in a leased warehouse, consisting of 40,000 square feet, in Elk Grove, Illinois. The lease expires in December 2001. An after-market sales office, located in Atlanta, Georgia, uses 250 square feet of space; its lease expires in March 1999.

    The Company believes that the owned and leased space is sufficient for its current manufacturing needs but supplemental warehousing space, in Texas, may be necessary for anticipated sales increases over the next three years. Sufficient available warehouse space exists in the area to fulfill any planned expansion.

    ITEM 3 - LEGAL PROCEEDINGS

    In May 1997, the Company initiated a suit in the United States District Court for the Northern District of Illinois (Eastern Division) against the former owners of NASS. The Company alleged, among other things, that the former owners made material misrepresentations in connection with the acquisition of NASS. On February 13, 1998 an agreement was reached between the Company and the former owners of NASS to settle the suit. Under the terms of the Settlement Agreement, the Company is relieved of its obligation to pay approximately $2 million in principal and interest under the
    Note issued as part of the consideration for the acquisition of NASS. The reduction in the principal amount of the note was credited against goodwill. The Company will not be required to make any future payments under the employment and non-compete agreements with the former owners and, in addition, the former owners reimbursed the Company for a portion of its legal fees incurred in connection with the law suit. The former owners, however, remain bound by the non-competition provisions in their respective employment agreements. In addition, the parties executed limited mutual general releases.

    In the normal course of business, the Company is subject to certain claims and litigation related to on-the-job injuries. The Company does not believe that any claims will have a material adverse effect on the Company.

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended June 30, 1998.


                                  PART II

    ITEM 5 - MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS

    (a)  Market Information

    The Common Stock of the Company is traded on the NASDAQ National Market System. The quarterly range of prices per share in the last two fiscal years was as follows:

                                         High     Low
                 Fiscal 1997:
                 First Quarter          10 1/4     5
                 Second Quarter          6         4 1/4
                 Third Quarter           5 1/2     4 3/4
                 Fourth Quarter          5 1/2     3 1/4

                 Fiscal 1998:
                 First Quarter           6 1/4     4 1/4
                 Second Quarter          7 1/8     5 1/4
                 Third Quarter           7 7/8     6 3/4
                 Fourth Quarter          9 3/4     7 1/2

    (b)  Holders

    As of September 11, 1998, the approximate number of security holders
    of record of the Company were 46.      The Company believes that the
    number of beneficial shareholders is much larger.


    (c)  Dividends

    Dividends of $0.025 per share on 4,900,000 shares were paid on each of November 17, 1997, February 23, 1998, and May 18, 1998. The Board of Directors of the Company anticipate continuing the quarterly cash dividend program into fiscal 1999. However, subsequent quarterly dividends depend upon future operating results.


    ITEM 6 - CONSOLIDATED SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations," which are included elsewhere in this document. The selected consolidated financial data presented below for each of the five years as of and for the years ended June 30, 1998 are derived from the Company's consolidated financial statements.

                                    Year ended June 30,
                               1998    1997      1996       1995     1994
                                 (Dollars in thousands, except share
                                      and per share data)
    Net sales..............  $87,167   $73,492   $72,642   $44,900   $36,896
    Cost of sales..........   69,764    63,938    57,711    34,849    28,517
    Gross profit...........   17,403     9,554    14,931    10,051     8,379
    Selling, general and
      administrative.......    9,026    10,340     7,576     4,286     3,696
    Operating income (loss)    8,377      (786)    7,355     5,765     4,683
    Interest expense, net..    1,320     1,714     1,659       130       234
    Income (loss) before
      income taxes.........    7,057    (2,500)    5,696     5,635     4,449
    Income tax provision
      (benefit)............    2,545      (843)    2,064     2,016     1,668
    Net income (loss)......  $ 4,512   $(1,657)  $ 3,632   $ 3,619   $ 2,781

    Earnings (loss) per share:
    Basic..................  $   .92   $  (.34)  $   .74   $   .74   $   .66
    Diluted................  $   .92   $  (.34)  $   .74   $   .74   $   .66

    Shares used in computing earnings
    per share:
    Basic..................4,900,000 4,900,000 4,900,000 4,900,000 4,235,479

    Diluted................4,912,655 4,900,000 4,903,951 4,900,000 4,235,479

                                                June 30,
                               1998     1997      1996       1995      1994
                                          (In thousands)
    Balance sheet data:
    Working capital .......  $10,569   $ 8,329  $ 11,285   $ 8,048   $ 9,779
    Property, plant and
      equipment, net.......   27,616    26,323    27,790    16,664     9,725
    Total assets ..........   57,356    57,219    56,198    30,243    26,013
    Long-term
      obligations (1)......   15,380    18,271    19,533     3,419     2,255
    Total liabilities......   31,209    35,216    32,538    10,219     9,603
    Stockholders' equity...   26,148    22,004    23,661    20,029    16,410

    (1) Includes noncurrent portion of long-term debt obligations.

    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS

    OVERVIEW

    For fiscal 1998, net sales increased approximately 18.6% to $87,167,000 from $73,492,000 in fiscal 1997. Net income for the 1998 fiscal year was $4,512,000 ($0.92 per share) compared to a net loss of $1,657,000 ($0.34 per share) for the fiscal year ended 1997. The 1997 net loss, which was entirely attributable to the specialty components and assemblies division, included a fourth quarter after-tax charge of $1,757,000, or $0.36 per share, related to the restructuring of the division. The net sales of the Company's brake valve products increased 24.0% in the 1998 fiscal year to sales of $27,524,000 from reported sales of $22,195,000 in fiscal 1997. Net sales of power transmission components increased 9.2% in the 1998 fiscal year with sales of $23,762,000 compared to $21,762,000 in the 1997 fiscal year. The specialty components and assemblies division experienced a 21.5% increase in sales over the prior year with sales of $35,881,000 compared to $29,535,000 in 1997. Management of the Company expects that the sales growth rate of the Company will exceed the growth rate of the automobile industry as a whole over the next two years. The Company's backlog at June 30, 1998 was approximately $23,168,000, which represents an increase of 3.8% over the backlog of approximately $22,300,000 at June 30, 1997. Additionally, customer commitments for new tooling at June 30, 1998 were approximately $600,000, as compared to approximately $1,700,000 at June 30, 1997.

    RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's statements of operations:

                                             1998     1997      1996
    Net sales:
    Specialty components and assemblies..    41.1%    40.2%     37.4%
    Brake valves ........................    31.6     30.2      32.9
    Power transmission components........    27.3     29.6      29.7
      Total net sales ...................   100.0    100.0     100.0
    Cost of sales .......................    80.0     87.0      79.4
    Gross profit ........................    20.0     13.0      20.6
    Selling, general and
      administrative expenses ...........    10.4     14.1      10.5
    Operating income (loss) .............     9.6     (1.1)     10.1
    Interest expense, net ...............     1.5      2.3       2.3
    Income (loss) before income taxes....     8.1     (3.4)      7.8
    Income tax provision (benefit).......     2.9     (1.1)      2.8
    Net income (loss) ...................     5.2%    (2.3)%     5.0%

    YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

    Net sales in fiscal year 1998 were $87,167,000 compared to $73,492,000 for the prior fiscal year, representing an increase of $13,675,000 (18.6%). Net sales are comprised of sales from the Company's three divisions: specialty components and assemblies, brake valves and power transmission components. Specialty components and assemblies sales for fiscal 1998 were $35,881,000, an increase of $6,346,000 (21.5%) over sales of $29,535,000 in the prior year. The increase is primarily due to a $4,000,000 nonrecurring sales opportunity of certain non-automotive products. This division benefited by price increases totaling $2,800,000 primarily for parts which were being phased out as a result of the restructuring plan. However, lower sales volumes associated with these parts offset the added price increases. Brake valve sales for fiscal year 1998 were $27,524,000, an increase of $5,329,000 (24.0%)
    from sales of $22,195,000 in the prior year. The increase is attributable to additional new business for brake valve and related products in 1998 primarily pressure relief valves for Bosch and an actuator assembly for Chrysler. Power transmission components sales were $23,762,000 in fiscal 1998, an increase of $2,000,000 (9.2%)
    over sales of $21,762,000 in the prior year. The increased sales are attributable to a significant new program for certain transfer case components as well as strong sales of clutches used in the heavy truck industry. The impact of price changes, other than those discussed above, was not significant.

    Fiscal year 1998 gross profit increased by $7,849,000 (82.2%) to $17,403,000, representing 20.0% of net sales, as compared to gross profit of $9,554,000 or 13.0% of net sales in the same period of the prior fiscal year. The primary reason for the increase in gross profit is due to the price increases mentioned above and additional costs resulting from the problems experienced in fiscal 1997 at the specialty components and assemblies division and the resulting reorganization plan. As a result of the plan, a pre-tax charge of $2,700,000 ($1,000,000 in cost of sales and $1,700,000 in selling, general and administrative costs) was recognized. This charge includes termination of certain contracts, write-down of certain assets to fair value, net of estimated selling costs and other costs related to the reorganization.

    The gross profit percentage at the brake valve division increased over the prior year primarily because fixed costs did not increase at the same rate of sales. Gross profit percentages at the power transmission components division were lower than the prior year due primarily to startup expenses associated with the new significant program for certain transfer case components.

    Selling, general and administrative costs in the 1998 fiscal year were $9,026,000 (10.4% of net sales) as compared to $10,339,000
    (14.0% of net sales) in the 1997 fiscal year, representing a decrease of $1,313,000 (12.7%). The decrease is primarily due to expenses associated with the restructuring charge at the specialty components and assemblies division in the prior year. These decreases are offset by increases in certain selling, general and administrative expenses, primarily additional engineering expenses associated with increased research and development costs.

    Net interest expense of $1,320,000 for the year ended June 30, 1998 represents a $394,000 decrease from the prior year. The decrease results from lower average debt balances due to the repayment of bank debt during fiscal year 1998.

    Net income was $4,512,000 for the fiscal year ended June 30, 1998 compared to the net loss of $1,657,000 for the prior fiscal year. The 1997 loss was attributable to problems encountered at the specialty components and assemblies division. The net income for the 1998 fiscal year represented an 18.7% return on equity and debt represented 37% of total capitalization.

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

    Fiscal year 1997 gross profit decreased by $5,377,000 (36.0%) to $9,554,000, representing 13.0% of net sales, as compared to gross profit of $14,931,000 or 20.6% of net sales in the same period of the prior fiscal year. The primary reason for the decrease in gross profit is due to the problems experienced in the specialty components and assemblies division. Early in the fiscal year the division was confronted with a rapidly deteriorating situation resulting from the loss of its Q1 quality rating from Ford Motor Company and mounting losses on the start-up of new business. A new management team was put in place to immediately address customer concerns, to focus division personnel on engineering, manufacturing and quality problems, to implement short-term corrective action and to develop a longer-term plan for restoring the division to profitability. In order to accomplish the short-term tasks, significant amounts were expended for quality and engineering resources and increased maintenance and tooling on equipment. The long-term plan, which was approved by the Board of Directors in June 1997, involves the orderly disposition of certain unprofitable commodity-type products, representing approximately $8,000,000 of fiscal 1997 revenues, and focuses the division on value-added assemblies, stampings and specialty springs. As a result of the plan, a pre-tax charge of $2,738,000 ($986,000 in cost of sales and $1,752,000 in selling, general and administrative costs) was recognized which includes termination of certain contracts, write-down of certain assets to fair value, net of estimated selling costs and other costs related to the reorganization. The impact of price increases on materials was not significant during the period.

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

    LIQUIDITY AND CAPITAL RESOURCES

    For the 1998 fiscal year, cash provided by operations before changes in operating assets and liabilities substantially improved as it had been adversely affected in the 1997 fiscal year by the operational problems and resulting restructuring charge at the specialty components and assemblies division. Cash provided by operations before changes in operating assets and liabilities amounted to $8,712,000 in fiscal 1998 as compared to $4,123,000 in fiscal 1997.
    However,  there  was  a  net   increase  in  operating  assets   and
    liabilities of $1,745,000 in fiscal 1998 as compared to a net decrease in operating assets and liabilities of $1,861,000 in fiscal 1997. The increase in operating assets and liabilities was primarily due to increases in trade receivables and inventory, partially offset by higher accounts payable. These additional working capital requirements were primarily associated with additional sales volumes, particularly in the last quarter of 1998 as compared to the sales levels at the end of the 1997 fiscal year. Net cash flow from operations for the year of $6,967,000 generated sufficient resources to fund capital expenditures of $3,070,000, to pay down the Company's debt by $3,897,000 and to pay dividends of $368,000. In addition, debt was further reduced by $1,785,000 in a non-cash transaction as part of a lawsuit settlement with the former owners of NASS (See Note 4 of Notes to the Consolidated Financial Statements). As a result of the reduction in debt, the Company's ratio of debt to capitalization was reduced to 37% at June 30, 1998 compared to 48% in the prior year.

    The average days sales outstanding as of June 30, 1998 was unchanged from the 44 days at June 30, 1997. Throughout fiscal 1998 and during the fourth quarter of fiscal 1997, the Company benefited from a temporary acceleration in payments by a significant customer associated with a special project. These special terms expired on June 30, 1998 and, as a result, the number of days sales outstanding are expected to increase in fiscal 1999. As of June 30, 1998, no significant receivables were considered uncollectible.

    The Company made expenditures of $3,070,000 in 1998 for capital equipment to improve productivity and increase capacity. Capital spending in fiscal 1997 was $4,824,000. Capital spending in fiscal 1999 is expected to be approximately $3,500,000.

    The Company's long-term debt includes consolidated term and mortgage notes (original principal amounts of $13,700,000 and $960,000, respectively, and current balances at June 30, 1998 of $8,043,000 and $603,000, respectively) which are payable in monthly installments of $163,095 and $5,333, respectively, plus interest at either LIBOR plus 1 1/2% or the bank's prime rate. All amounts borrowed under the consolidated term and mortgage notes are secured by the Company's real estate, accounts receivable, inventory, machinery and equipment and have maturities of August 1, 2002 and November 1, 2007, respectively.

    The Company has a revolving credit agreement of $12,000,000, subject to certain availability amounts, and an equipment acquisition facility of $3,000,000 (collectively the "Credit Facilities") for working capital and capital equipment needs. The Credit Facilities mature on July 21, 1999. As of June 30, 1998, $5,436,000 was available under the credit agreement and $3,000,000 was available under the equipment acquisition facility. An annual fee of one quarter of one percent is payable monthly on the unused portion of the Credit Facilities. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the Credit Facilities. See Note 8 of Notes to the Consolidated Financial Statements.

    The current ratio of the Company was 1.7  to 1 at June 30, 1998  and
    1.6 to 1 at June 30, 1997. The book value per share increased to $5.34 at June 30, 1998 compared to $4.49 at June 30, 1997.
    Management anticipates that cash flow from operations and bank credit availability will be adequate to fund the existing debt, dividend payments, anticipated capital and tooling requirements and working capital needs for the next two years. However, due to the change in terms of a significant customer and the typically high working capital requirements in the first quarter, debt is expected to increase early in fiscal 1999, but to be reduced below fiscal 1998 levels by the end of fiscal 1999.

    FORWARD LOOKING STATEMENTS

    Looking toward fiscal 1999, the Company anticipates sales to increase in both the brake valve and power transmission divisions by 12% to 15% over the 1998 fiscal year sales. Sales in the specialty components and assemblies division are expected to decrease by approximately 27% to $26,000,000. The decrease is due to the restructuring plan that has eliminated non-profitable parts and to the one-time $4,000,000 sales opportunity which occurred in fiscal 1998. The strong sales improvement for both the brake valve and power transmission components division is expected to substantially offset the planned reduction in sales of the specialty components and assemblies division. Given that the sales growth is expected to be in more profitable product lines, improvement in earnings for the Company should be achieved in fiscal 1999. These statements assume that automotive build rates remain strong throughout the year. In addition all statements made herein are subject to all of the cautionary statements contained in "Item 1 -- Business General" and "Risk Factors."

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

    RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

    In June  1997,  the FASB  issued  FAS No.  131,  "Disclosures  about
    Segments of an Enterprise and Related Information." FAS 131 established standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. FAS 131 also establishes standards for related disclosure about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for periods beginning after December 5, 1997, and requires the restatement of disclosures for earlier periods for comparative purposes unless the information is not readily available, in which case a description of unavailable information is required. The Company plans to adopt the disclosure standards during fiscal 1999.

    In June 1998, the FASB issued No. 133, "Accounting for Derivatives, Investments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial statements, including certain derivative financial instruments imbedded in other contracts and for hedging activities. FAS 133 is effective for all fiscal quarters beginning after June 15, 1999. This pronouncement is not expected to significantly impact the Company.

    YEAR 2000

    Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. As a result, these programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem." The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company began addressing Year 2000 compliance during fiscal 1998 and has determined that all significant software and machinery are expected to be Year 2000 ready. However, certain personal computers will need to be replaced and ancillary software will be upgraded for an estimated cost of $100,000. The majority of this will be expended during fiscal 1999.

    During fiscal 1998 the Company began the process of surveying all suppliers of raw materials and supplies to determine their readiness for the Year 2000 problem and attempt to measure what impact, if any, it will have on the Company. The survey will be completed during fiscal 1999 so it is uncertain at this time as to what impact supplier problems will have on the Company's operations. The Company expects to use manual processing in the event of any system failure. It is not expected that manual processing will cause significant disruption to the Company's operations.

    The Company does not expect the Year 2000 compliance to have a significant effect on operations, nor does it expect the cost to be material to the Company's consolidated results of operations or financial position. The costs of Year 2000 modifications and the date of completion will be closely monitored and are based on management's best estimates. Actual results, however, could differ from those anticipated.


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


                                  PART III

    ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required for this Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1998.

    ITEM  11 - EXECUTIVE COMPENSATION

    Information required for this Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1998.

    ITEM 12  -  SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL  OWNERS  AND
    MANAGEMENT

    Information required for this Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1998.

    ITEM  13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required for this Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1998.



                                  PART IV

    ITEM 14 - EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,  AND
    REPORTS ON FORM   8-K

    (a)  (1) and (2)  Consolidated Financial Statements and Schedules

    The consolidated financial statements and schedules of Hilite Industries, Inc. are included in Part IV of this report on the pages indicated below:

                                                                 Page

    Report of Independent Accountants                             F-1

    Consolidated Financial Statements:
    Consolidated Balance Sheets at June 30, 1998 and 1997         F-2

    Consolidated Statements of Operations for the years ended
    June 30, 1998, 1997 and 1996                                  F-3

    Consolidated Statements of Cash Flows for the years ended
    June 30, 1998, 1997 and 1996                                  F-4

    Consolidated Statements of Stockholders' Equity for the
    years ended June 30, 1998, 1997 and 1996                      F-5

    Notes to Consolidated Financial Statements               F-6 - F-16

    Consolidated Financial Statement Schedules:

    II.  Valuation and Qualifying Accounts and Reserves
         for the years ended June 30, 1998, 1997 and 1996        F-17


    Consolidated Financial Statement Schedules Omitted

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

    10.2           Lease Agreement between the Company and Roger C.
                   Hunsacker d/b/a Hunsacker Properties dated
                   September 2, 1993 (Incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

    10.3 Lease Agreement between the Company and Leonard Properties dated August 1992 and Amendment No. 1 thereto (Incorporated herein by reference to Exhibit
                   10.5 of the Company's Registration Statement on Form S-1, Registration No. 33-72014)

    10.4 Equipment Acquisition Note dated December 12, 1994 (Incorporated herein by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1994, File No. 0-22924)

    10.5           Equipment Acquisition Note dated June 26, 1995
                   (Incorporated herein by reference to Exhibit 10.13 of the Company's Report on Form 10-K for the year ended June 30, 1995, File No. 0-22924)

    10.6 Stock Purchase Agreement dated July 21, 1995, among Hilite Industries, Inc., a Delaware
                   Corporation, Registrant and Michael L. McKee, Donald
                   P. Degenhardt and Robert S. Johnson (Incorporated herein by reference to Exhibit 10.1 of the Company's Report on Form 8-K on August 7, 1995, File No. 0-22924)

    10.7 Management contract between the Company and Lineberger & Co., LLC dated July 1, 1996.
                   (Incorporated herein by reference to Exhibit 10.16 of the Company's Report on Form 10-K for the year ended June 30, 1996, File No. 0-22924)

    10.8           Second Amended and Restated Secured Loan
                   Agreement dated January 30, 1998 among Hilite Industries, Inc., Hilite Industries Automotive, LP, and Comerica Bank _ Texas. (Incorporated herein by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the fiscal quarter ended December 31, 1997 File No. 0-22924)

    10.9 Settlement Agreement and Mutual General Release dated February 13, 1998 among Hilite Industries, Inc., Michael L. McKee, Donald P. Degenhardt and Robert S. Johnson. (Incorporated herein by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the fiscal quarter ended December 31, 1997, File No. 0-22924)

    10.10 Assignment and Assumption Agreement dated December 31, 1997 between Hilite Industries, Inc. and Hilite Industries -- Texas, Inc. (Incorporated herein by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the fiscal quarter ended
                   December 31, 1997, File No. 0-22924)

    10.11 Assignment and Assumption Agreement dated December 31, 1997 between Hilite Industries -- Texas, Inc. and Hilite Industries -- Delaware, Inc. (Incorporated herein by reference to Exhibit 10.4 of the Company's report on Form 10-Q for the fiscal quarter ended December 31, 1997, File No. 0-22924)

    10.12 Limited Partnership dated December 31, 1997 between Hilite Industries -- Texas, Inc. and Hilite Industries -- Delaware, Inc. (Incorporated herein by reference to Exhibit 10.5 of the Company's report on Form 10-Q for the fiscal quarter ended December 31, 1997, File No. 0-22924)

    10.13 Employment Agreement dated July 1, 1998 between the Company and Samuel M. Berry.


    (b)  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

    REPORT OF INDEPENDENT ACCOUNTANTS


    To the Board of Directors and
           Shareholders of Hilite Industries, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 19 present fairly, in all material respects, the financial position of Hilite Industries, Inc. and its subsidiary at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


    PRICEWATERHOUSECOOPERS  LLP



    Dallas, Texas
    July 28, 1998

                      HILITE INDUSTRIES, INC.
                    Consolidated Balance Sheets
                                                  As of June 30,
                                                1998         1997
    ASSETS
    Current assets:
    Cash and cash equivalents..........     $          0  $         0
    Accounts receivable, less allowance
      for doubtful accounts of $193,015
      at June 30, 1998 and $195,427 at
      June 30, 1997....................       11,289,779    9,991,098
    Tooling receivable.................          716,700       96,734
    Inventories........................        9,927,849   10,075,786
    Income taxes receivable............          542,188            0
    Deferred income taxes..............        1,817,012    1,774,082
    Assets held for disposal...........          532,533            0
    Prepaid expenses and other current
      assets...........................        1,015,764      739,803
    Total current assets...............       25,841,825   22,677,503

    Property, plant and equipment......       43,538,367   38,400,240
    Less accumulated depreciation and
      amortization.....................      (15,921,909) (12,077,533)
    Property, plant and equipment, net.       27,616,458   26,322,707
    Assets held for disposal...........                0    2,330,800
    Goodwill, net of accumulated
      amortization.....................        3,898,209    5,888,167
    TOTAL ASSETS.......................      $57,356,492  $57,219,177

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable and accrued expenses    $12,849,981  $11,875,962
    Long-term debt - current portion...        2,422,945    2,422,950
    Income taxes payable...............                0       49,883
    Total current liabilities..........       15,272,926   14,348,795

    Long-term debt.....................       12,956,896   16,486,252
    Subordinated debt..................                0    1,785,184
    Deferred income taxes..............        2,978,761    2,595,392
    Total non-current liabilities......       15,935,657   20,866,828
    Commitments and Contingencies (See Note 12.)

    Stockholders' equity:
    Preferred Stock, $.01 par value; 5,000
      shares authorized, none issued and
      outstanding......................                0            0
    Common stock, $.01 par value;
      15,000,000 shares authorized,
      4,900,000 isssued and outstanding at
      June 30, 1998 and 1997...........           49,000       49,000
    Additional paid-in capital.........        9,105,674    9,105,674
    Retained earnings..................       16,993,235   12,848,880
    Total stockholders' equity.........       26,147,909   22,003,554
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY...............................    $57,356,492  $57,219,177
    The accompanying notes are an integral part of these consolidated financial statements.

                         HILITE INDUSTRIES, INC.
                  Consolidated Statements of Operations

                                              For the Year Ended June 30,
                                            1998        1997         1996
    Net sales.......................    $87,166,468  $73,492,117  $72,641,500
    Cost of sales...................     69,763,754   63,938,186   57,710,737

    Gross profit....................     17,402,714    9,553,931   14,930,763

    Selling, general and adminis-
      trative expenses..............      9,026,028   10,339,722    7,575,953

    Operating income (loss).........      8,376,686     (785,791)   7,354,810

    Interest expense................      1,319,957    1,713,763    1,659,373

    Income (loss) before income
      taxes.........................      7,056,729   (2,499,554)   5,695,437

    Income tax provision (benefit)..      2,544,874     (842,569)   2,063,580

    Net income (loss)...............    $ 4,511,855 $ (1,656,985) $ 3,631,857

    Earnings (loss) per share:
    Basic...........................    $      0.92  $     (0.34) $      0.74

    Diluted.........................    $      0.92  $     (0.34) $      0.74

    Shares used in computing earnings
    per share:
    Basic...........................      4,900,000    4,900,000    4,900,000

    Diluted.........................      4,912,655    4,900,000    4,903,951





    The accompanying notes are an integral part of these consolidated financial statements.

                                  F-3

                       HILITE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  For the Year Ended June 30,
                                            1998        1997           1996
    Cash flows from operations:
    Net income (loss)................   $ 4,511,855  $ (1,656,985) $ 3,631,857
    Adjustments to reconcile net income (loss)
      to net cash provided by operations:
    Depreciation.....................     3,574,599     3,517,792    3,005,474
    Goodwill amortization............       285,019       307,123      316,968
    Restructuring charge.............             0     2,738,352            0
    Increase (decrease) in net
      deferred income taxes..........       340,439      (783,652)     647,962
    Cash provided from operations
      before changes in operating
      assets and liabilities.........     8,711,912     4,122,630    7,602,261

    Changes in operating assets and liabilities:
    (Increase) decrease in
      accounts receivable............    (1,298,681)    1,365,379   (2,491,920)
    (Increase) decrease in tooling
      receivable.....................      (619,966)      664,248     (106,215)
    (Increase) decrease in inventories      147,937    (1,370,079)    (149,820)
    (Increase) decrease in prepaid
      expenses and other current
      assets.........................      (275,961)     (370,017)     332,406
    Increase (decrease) in accounts
      payable and accrued expenses...       893,772     1,285,554      (80,014)
    Increase (decrease) in income
      taxes payable..................      (592,070)      285,498     (248,952)
    Total changes in operating
      assets and liabilities.........    (1,744,969)    1,860,583   (2,744,515)
    Net cash provided by operations..     6,966,943     5,983,213    4,857,746

    Cash flows from investing activities:
    Additions to property, plant
      and equipment, net.............    (3,070,083)   (4,824,375)  (5,764,817)
    Acquisition of subsidiary........             0             0   (7,789,000)
    Net cash used in investing
      activities.....................    (3,070,083)   (4,824,375) (13,553,817)

    Cash flows from financing activities:
    Proceeds from acquisition
      financing......................             0             0   15,397,000
    Dividends paid...................      (367,500)            0            0
    Repayment of subordinated debt...             0       (75,000)           0
    Proceeds from long-term debt.....             0     1,212,258    1,841,085
    Repayments of long-term debt.....    (3,529,360)   (2,296,096)  (9,662,557)
    Net cash provided by (used in)
      financing activities...........    (3,896,860)   (1,158,838)   7,575,528
    Net decrease in cash and cash
      equivalents....................             0             0   (1,120,543)
    Cash and cash equivalents at
      beginning of period............             0             0    1,120,543
    Cash and cash equivalents at
      end of period..................    $        0 $           0 $          0
    The accompanying notes are an integral part of the consolidated financial statements.
                                      F-4

                       HILITE INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Additional             Total
                                            Paid-in    Retained  Stockholders'
                               Amount       Capital    Earnings   Equity

    Balance
    June 30, 1995...      4,900,000 49,000  9,105,674  10,874,008  20,028,682

    Net income for
    the year ended
    June 30, 1996...              -      -          -   3,631,857   3,631,857

    Balance
    June 30, 1996...      4,900,000 49,000  9,105,674  14,505,865  23,660,539

    Net loss for
    the year ended
    June 30, 1997...              -      -          -  (1,656,985) (1,656,985)

    Balance
    June 30, 1997...      4,900,000 49,000  9,105,674  12,848,880  22,003,554

    Dividends
    paid..........                -      -          -    (367,500)   (367,500)

    Net income for
    the year ended
    June 30, 1998...              -      -          -   4,511,855   4,511,855

    Balance
    June 30, 1998...      4,900,000 49,000 $9,105,674 $16,993,235 $26,147,909













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

       On July 21, 1995, the Company acquired 100% of the outstanding common stock of North American Spring and Stamping Corp. from its three stockholders ("Selling Shareholders"). In consideration for the transaction, the Company paid $17,397,000. During fiscal 1998, as a result of a lawsuit settlement, the Company was relieved of its obligation to pay approximately $2 million in principal and interest on subordinated notes associated with the acquisition (See Footnote 4). The acquisition was accounted for by the purchase method of accounting and NASS' assets and liabilities were recorded at their fair value at the date of the acquisition. The Company's consolidated statements of operations include the results of operation of NASS subsequent to July 21, 1995.

       The Company's significant accounting policies are as follows:

       Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less.

       Inventory - Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") basis.

       Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets as follows:

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

       The Company routinely makes expenditures for tooling fixtures and equipment required for production of specific products for customers. These costs are generally reimbursed by customers. To the extent that expenditures do not equal related reimbursements, the difference is capitalized and included in property, plant and equipment (other) and amortized over the related production life. Net costs expended for tooling which are expected to be reimbursed within one year are included in prepaid expenses and other current assets. Net reimbursements in excess of amounts expended are recorded in accounts payable and accrued expenses until expended.

       Goodwill - The excess of cost over the fair value of net assets acquired in an acquisition (goodwill) is being amortized over 20 years on a straight-line basis. The recoverability of goodwill is assessed by the Company on an ongoing basis by comparing the undiscounted value of expected future operating cash flows to the carrying value of goodwill. Amortization expense was $285,000, $307,000, and $317,000 as of June 30, 1998, 1997, and 1996,
       respectively.

       Revenue Recognition - Sales revenue and related cost of sales are recognized as products are shipped. In the ordinary course of business, certain products sold by the Company are subject to retroactive price adjustments. No material retroactive price adjustments were recorded in the financial statements for the 1998, 1997, or 1996 fiscal years. The Company's management believes that there are no sales recorded in the financial statements for periods which are subject to material retroactive adjustment.

       Research and Development - The Company is engaged in numerous research and development projects. Costs associated with these projects are charged to operations when incurred. Research and development costs, which are included in general and administrative expenses, totaled $1,280,000, $882,000, and $945,000 for the years ended June 30, 1998, 1997, and 1996, respectively. Of these expenditures, $257,000, $240,000, and $343,000, respectively, were sponsored by customers and $1,023,000, $642,000, and $602,000, respectively, was sponsored by the Company.

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

       Earnings Per Share - Effective December 31, 1997, the Company adopted Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the income statement for entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potential dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity. EPS data for the year ended June 30, 1998 and all prior periods presented herein have been restated to conform with the provisions of this statement. The table below is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations.

       Options to purchase 69,800 shares of common stock in 1998, and warrants to purchase 100,000 shares of common stock in 1998 and 1996 were not included in the computation of diluted earnings per common share in 1998 and 1996 because the excercise price of these equity instruments was greater than the average market price of the common stock during the year. In 1997, 120,200 options and 100,000 warrants to purchase common stock were not included in the computation of diluted earnings per common share because the Company was in a loss position and their inclusion would have been antidilutive.

                                          1998        1997         1996
       Net income (loss)
         available to shareholders  $4,511,855  $(1,656,985) $3,631,857

       Weighted average number
         of shares in basic EPS      4,900,000    4,900,000   4,900,000

       Effect of dilutive securities:
       Stock options                    12,655         --         3,951

       Weighted average number of
         common shares and dilutive
         potential common shares used
         in diluted EPS              4,912,655    4,900,000   4,903,951

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


    2.   NASS ACQUISITION

       On July 21, 1995, the Company acquired 100% of the outstanding common stock of North American Spring and Stamping Corp. from its three stockholders. In consideration for the transaction, the Company paid $17,397,000. The amount paid at closing included:

       Cash paid to Selling Shareholders ................ $ 7,789,000
       Cash used to refinance certain long-term debt
         of NASS ........................................   7,608,000
       Total cash portion of acquisition ................  15,397,000
       Subordinated notes payable ("Subordinated Notes")
         issued to the Selling Shareholders .............   2,000,000
       Total ............................................ $17,397,000

       The acquisition was accounted for by the purchase method of accounting and NASS' assets and liabilities were recorded at their fair value at the date of the acquisition. The Company's consolidated statements of operations include the results of operations of NASS subsequent to July 21, 1995. In connection with the acquisition, goodwill of $6,512,000 was recorded.

       During fiscal 19998,  as a result  of a  lawsuit settlement,  the
       Company was relieved of its obligation to pay approximately $2 million in principal and interest on subordinated notes associated with the acquisition. The reduction in the principal of the note was credited against goodwill. (See Footnote 4.)

       Supplemental Proforma Results of Operations (Unaudited)

       The following unaudited proforma summary presents the consolidated results of operations as if the acquisition occurred at the beginning of fiscal 1995 and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                                       1996
                Net sales .....................    $ 73,744,530
                Net income ....................       3,597,833
                Net income per share ..........            0.73

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

    3. RESTRUCTURING CHARGE

       As a result of operating problems and inefficiencies at the NASS division, the Company's Board of Directors approved a plan, in June 1997, to substantially restructure the NASS operations. In conjunction with this plan, the Company recorded a charge to pre-tax earnings totaling approximately $2,700,000 ($1,000,000 in cost of sales and $1,700,000 in selling, general and adminis-trative costs). The charge is comprised of a reduction (approxi-mately $900,000) in the net book value of certain assets, primarily machinery, equipment and tooling, to their estimated fair value, net of estimated selling costs, accrual of certain costs which the Company expects to incur in terminating contractual obligations, but for which no future economic benefit will be received (approximately $1,600,000) and other costs (approximately $200,000). During the year ending June 30, 1998, the restructuring plan was substantially completed and approximately $950,000 had been charged against the accrual for terminating contractual obligations and approximately $30,000 had been charged against the accrual for other costs. As of June 30, 1998, approximately $830,000 of the restructuring accrual remained and is expected to be paid during fiscal 1999.


    4. LAWSUIT SETTLEMENT

       In May 1997, the Company initiated a law suit in the United States District Court for the Northern District of Illinois (Eastern Division) against the former owners of NASS (now known as the specialty components and assemblies division). The Company alleged, among other things, that the former owners of NASS made material misrepresentations in connection with the
       Company's acquisition of NASS. On February 13, 1998, an agreement was reached between the Company and the former owners of NASS to settle the suit. Under the terms of the Settlement Agreement, the Company is relieved of its obligation to pay approximately $2 million in principal and interest under the
       Note issued as part of the consideration for the acquisition of NASS. The reduction in the principal amount of the note was credited against goodwill. The Company will not be required to make any future payments under the employment and non-compete agreements with the former owners and, in addition, the former owners reimbursed the Company for a portion of its legal fees incurred in connection with the lawsuit. The former owners, however, remain bound by the non-competition provisions in their respective employment agreements. In addition, the parties executed limited mutual general releases. As a result of the settlement, selling, general and administrative expense and interest expense in 1998 were reduced by approximately $52,000 and $84,000, respectively.

    5. INVENTORIES

       Inventories at June 30, 1998 and 1997 consisted of the following:

                                              1998        1997
       Raw materials ...............    $ 4,401,069   $ 3,916,344
       Work in process .............      2,244,363     2,254,960
       Finished goods ..............      3,282,417     3,904,482

                                        $ 9,927,849   $10,075,786

    6. PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at June 30, 1998 and 1997 consisted of the following:

                                             1998        1997
       Land ........................    $ 1,150,000  $ 1,150,000
       Building and improvements ...      7,414,306    6,855,531
       Machinery and equipment .....     34,714,567   29,834,599
       Other........................        259,494      560,110

                                         43,538,367   38,400,240

       Less accumulated depreciation
       and amortization.............    (15,921,909) (12,077,533)

                                        $27,616,458  $26,322,707

       Progress payments for machinery ordered and not placed in service totaling $1,434,450 and $1,635,000 as of June 30, 1998 and 1997, respectively, are included in machinery and equipment. Open commitments to purchase machinery and equipment at June 30, 1998 totaled $1,001,000.

       As part of the restructuring plan at NASS, net fixed assets of $2,330,800 (fixed assets of $3,476,318 and accumulated depreciation of $1,146,518) were reclassified on the balance sheet as assets held for disposal on June 30, 1997. During fiscal 1998, the Company decided to retain certain of these assets with a net book value of $1,600,000. Depreciation expense on these assets for a full year is included in the 1998 results of operations. As of June 30, 1998, net fixed assets of $532,533 (fixed assets of $1,071,577 and accumulated depreciation of $539,019) are classified as assets held for disposal. On July 1, 1998, the Company entered into an agreement to sell $475,000 of the assets held for disposal which represented their net book value.

       Retirements of machinery and equipment were $242,000 and $644,310
       during fiscal year 1998  and 1997, respectively.   There were  no
       significant disposals during fiscal year 1996.

       Routine  repairs  and   maintenance  charged   to  expense   were
       $2,012,716, $1,847,735, and $1,355,757  for the years ended  June
       30, 1998, 1997, and 1996, respectively.

    7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities at June 30, 1998 and 1997 consisted of the following:

                                              1998        1997
       Trade accounts payable ......     $ 7,442,026  $ 5,531,022
       Restructuring accrual........         828,212    2,082,026
       Accrued payroll and payroll
         related ...................       1,584,400    1,447,151
       Accrued employee benefit plan
         costs .....................         813,508      698,539
       Accrued health plan claims ..         268,324      291,961
       Accrued occupational injury
         plan costs ................         140,000      475,000
       Other accrued expenses ......       1,773,511    1,350,263

       Total .......................     $12,849,981  $11,875,962

    8. LONG-TERM DEBT

       Long-term debt at June 30, 1998 and 1997 consisted of the following:

                                              1998       1997
       Consolidated term loans ......   $ 8,043,052   $ 9,973,385
       Revolving line of credit .....     5,394,062     6,500,477
       Equipment acquisition term
        notes payable ...............     1,340,060     1,768,673
       Real estate term note payable.       602,667       666,667
                                         15,379,841    18,909,202

       Less current portion .........    (2,422,945)   (2,422,950)
                                        $12,956,896   $16,486,252

       Effective August 30, 1997, the bank increased the revolving line of credit to $12 million and on September 18, 1997 the bank increased the availability under the equipment acquisition facility to $3 million to reflect new credit facilities totaling $28,700,000. The credit facilities, as of June 30, 1998, consist of the following:

      1) Term loans of $13,700,000 original principal balance and $8,043,052 outstanding at June 30, 1998. Principal payments on the term loan of approximately $163,000 together with interest are payable monthly. The maturity date of the term loans is August 1, 2002. The term loans bear interest at a blended rate of 6-month and 12-month LIBOR plus 1 1/2% (7.525% at June 30, 1998). The term loans were used for funding the acquisition of NASS and for refinancing Company debt,

       2) A revolving line of credit of $12,000,000, subject to availability requirements, with interest payable monthly at either the bank's prime rate less 1/2% (8.00% at June 30,
          1998) or a blended rate of 6-month and 12-month LIBOR plus 1 1/4 % (7.070%) at June 30, 1998. As of the balance sheet date, the revolving line of credit was due to expire on
          July 21, 1999 and is reflected as a long-term liability on the financial statements. A commitment fee of 1/4%, per annum, is charged on the average unused portion of the revolving line of credit to the bank, payable quarterly. As of June 30, 1998, $5,394,062 had been used on the line of credit and $5,435,891 is available,

       3) An equipment acquisition facility of $3,000,000 for the financing of equipment is available at June 30, 1998. Any term notes payable issued under this facility bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2%.

       In addition to the above credit facility, the Company has a fifteen-year real estate note with the same bank that expires on November 1, 2007. The note, which has an original principal amount of $960,000 and a $602,667 outstanding balance at June
       30, 1998, is payable in monthly installments of $5,333 plus interest at the prime rate (8.50% at June 30, 1998). The Company also has two equipment acquisition term notes payable with the same bank that expire on March 1, 2001 and June 1, 2002, respectively. The notes, which have an original principal amount of $1,498,000 and $645,000, respectively, and an outstanding balance of $823,704 and $516,356, respectively, on June 30, 1998, are payable in monthly installments of $24,961 and $10,750, respectively, plus interest at LIBOR plus 1 1/2% (7.241% at June 30, 1998).

       All of the notes and line of credit are collateralized by the accounts receivable, inventory, equipment and real estate of the Company. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the revolving line of credit. The Agreement contains certain covenants relating to tangible net worth, debt and cash flow coverage ratio.

       Principal payments on long-term debt, excluding the revolving line of credit, due in each of the next five fiscal years and thereafter are $2,422,945, $2,422,945, $2,348,063, $2,123,437,
       $385,724, and $282,665, respectively. Interest payments during the years ended June 30, 1998, 1997 and 1996 were $1,425,865,
       $1,662,215, and $1,659,373, respectively.

    9.    INCOME TAXES

       The provision for federal income taxes for the years ended June 30, 1998, 1997, and 1996 consisted of the following:

                                        1998        1997       1996
       Current:
       Federal ................... $ 2,040,099 $  (205,251) $ 1,274,580
       State .....................     164,336     145,699      113,000
       Deferred ..................     340,439    (783,017)     676,000
       Total ..................... $ 2,544,874 $  (842,569) $ 2,063,580

       The following is a reconciliation between the Company's income tax expense calculated using the statutory federal income tax rate and the tax expense calculated using the effective income tax rate for the years ended June 30, 1998, 1997, and 1996:

                                       1998         1997         1996
       Pre-tax book income at
         statutory rate .......... $ 2,399,288 $  (849,897) $ 1,936,450
       State taxes ...............     131,506      33,257      113,000
       Other .....................      14,080     (25,929)      14,130

                                   $ 2,544,874 $  (842,569) $ 2,063,580

       The components of net deferred tax assets and liabilities at of June 30, 1998 and 1997 consisted of the following:

                                                   1998       1997
       Deferred assets:
       Book accruals and reserves in excess
         of cumulative tax deductions ......   $ 1,345,094  $ 1,599,293
       Inventory capitalization ............       471,918      174,789
       Total ...............................   $ 1,817,012  $ 1,774,082

       Deferred liability - tax depreciation
         in excess of book .................   $ 2,978,761  $ 2,595,392

       Tax payments during the years ended June 30, 1998, 1997, and 1996 were $1,935,000, $139,000, and $1,630,000, respectively.

    10. SALES TO MAJOR CUSTOMERS

       The Company's five largest customers with their percentages of the Company's net sales for the 1998, 1997 and 1996 fiscal years were as follows:

                                         Percentage of Net Sales
                     Customer            1998     1997     1996
          Ford .....................     26%      30%      30%
          Borg-Warner ..............      9        7        7
          Bosch (formerly
            AlliedSignal) ..........      7        6        7
          Chrysler .................      7        6        7
          Motorola .................      7        3       --

       The Company's customers are primarily in the automotive industry and, as a result, the Company is impacted by the overall economic conditions within the industry.


   11. TRANSACTIONS WITH RELATED PARTIES

      During the year ended June 30, 1998, 1997, and 1996, the Company paid management fees of $283,750, $235,000, and $235,000 respectively, to Lineberger & Co., LLC, an entity owned by the Company's Chairman of the Board.

      In connection with the acquisition of North American Spring and Stamping Corp. on July 21, 1995, Lineberger & Co., LLC was paid a transaction fee of $150,000.

      In March, 1998, the Company entered into an agreement with a Director's automotive aftermarket consulting firm for business and marketing development. For the year ended June 30, 1998, the Company paid fees of $10,000.


   12. CONTINGENCIES

       On January 28, 1998, the Company announced that it had been notified by Visteon, a division of Ford Motor Company, that a part manufactured by the Company's specialty components and assemblies division is involved in a recall regarding a fuel gauge accuracy problem with certain 1997 model year vehicles. Based upon information currently available to the Company, management believes that this matter will be resolved in a manner not materially adverse to the Company.

       In the normal course of business, the Company is subject to certain claims and litigation related to on-the-job injuries. The Company does not believe that any claims will have a material adverse effect on the Company.

   13. LEASE COMMITMENTS

       The following is a schedule of future minimum lease payments under operating leases with initial lease terms in excess of one year:

                                      Operating
                                        Leases
       Year ending June 30,
         1999 ......................   $  380,610
         2000 ......................      194,007
         2001 ......................      105,009
         2002 ......................       25,517
         2003 ......................        8,100
         Thereafter ................         -

       Total minimum lease payments    $  713,243

       Total minimum lease payments have been reduced by $224,000 to reflect the total minimum lease payments expected to be received under a noncancelable sublease arrangement.Rental expense for the years ended June 30, 1998, 1997, and 1996 was $373,165,
       $500,047, and $419,231, respectively.


   14. EMPLOYEE BENEFITS

       The Company sponsors three defined contribution retirement plans for Company employees. Employees are eligible to participate in the plan upon attaining certain age and service requirements. Under these plans, eligible employees may contribute amounts through payroll deductions. Employer contributions are made either through matching contributions of employee deductions or through a discretionary contribution. During the years ended June 30, 1998, 1997 and 1996, employer contribution were expensed of $380,000, $346,000, and $360,000, respectively.

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

       In December 1995, the Company froze all benefits in the NASS defined benefit pension plan for salaried employees. In June 1997, the Board of Directors of the Company approved the termination of the plan. As of June 30, 1998, there were sufficient plan assets and Company reserves to satisfy the asset distribution.

       The Company sponsors two self-funded employee benefit plans which provide comprehensive medical benefits and life and accidental death and dismemberment insurance to Company employees and their dependents. Eligible employees include all employees (excluding union employees at the NASS location) who work full-time (at least thirty hours per week) and have completed either thirty or sixty days of continuous full-time employment, depending on their classification. During the years ended June 30, 1998, 1997 and 1996, the Company incurred expense of $1,724,000, $1,637,000, and $1,230,000, respectively, under these plans.

       Union employees at the NASS location receive medical benefits through a trust administered by a third party. The Company paid premiums into the trust during the years ended June 30, 1998, 1997, and 1996 totaling $737,000, $682,000, and $613,000, respectively.


   15.  STOCK-BASED COMPENSATION

       During November 1993, the stockholders of the Company approved a stock option plan and 100,000 shares (increased to 125,000 upon shareholder approval in November 1997) of Common Stock were reserved for issuance upon exercise of the options to be granted to employees, officers and directors of the Company under the plan.

       A summary of stock option activity is as follows:

                               1998               1997             1996
                          Number   Average   Number  Average  Number  Average
                            of     Exercise    of    Exercise   of    Exercise
                          Shares   Price     Shares   Price   Shares  Price
    Options outstanding
      at beginning of
      year..............  120,200   $ 7.38   69,800  $ 9.00  69,800  $ 9.00
    Options granted.....        -        -   50,400    5.13       -       -
    Options exercised...        -        -        -       -       -       -
    Options cancelled...        -        -        -       -       -       -
    Options outstanding
      at end of year...   120,200   $ 7.38  120,200  $ 7.38  69,800  $ 9.00
    Options exercisable
      at end of year...   120,200   $ 7.38  116,200  $ 7.32  53,396  $ 9.00

    The following information is presented for stock options outstanding at June 30, 1998.

                          Outstanding              Exercisable
                      Average    Average                   Average
                       Life      Exercise                  Exercise
           Shares     (in years)  Price         Shares      Price
            69,800          7      $ 9.00        69,800      $ 9.00
            50,400         10      $ 5.13        50,400      $ 5.13
           120,200                              120,200

       In conjunction with the Company's initial public offering, 100,000 warrants were issued to certain Underwriters. The exercise price for these warrants is $10.80 per share. At June 30, 1998, all of these warrants are outstanding and exercisable.

       In fiscal 1996, the Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). For the purposes of pro forma disclosures, the estimated fair value of the options and restricted share awards is amortized to expense
       over the  vesting  period.   The  estimated  fair  value  of  the
       options granted during the year ended June 30, 1997, using the Black-Scholes pricing model, is $147,017.

       If the Company had recorded compensation expense in the fiscal years ended 1998, 1997, and 1996 in accordance with the provisions of FAS 123, the pro forma net income (loss) and earnings (loss) per share for these periods would have been as follows:

                                          1998        1997         1996
       Net income (loss) available
         to shareholders.......... $ 4,511,855 $ (1,754,457) $ 3,631,857
       Earnings (loss) per
         common share:
       Basic...................... $      0.92 $      (0.36) $      0.74
       Diluted.................... $      0.92 $      (0.36) $      0.74

       The significant assumptions used to estimate the fair value of the stock options granted in fiscal 1997 include a risk-free rate of return of 6.70%, expected option life of ten years, expected volatility of 29.48% and no expected dividend payments. The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts do not include the impact of stock option awards granted prior to fiscal 1996.

    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HILITE INDUSTRIES, INC.
                                   (Registrant)


    September 28, 1998             /s/Daniel W. Brady
                                   Daniel W. Brady
                                   Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


    September 28, 1998             /s/James E. Lineberger
                                   James E. Lineberger
                                   Chairman of the Board


    September 28, 1998             /s/Daniel W. Brady
                                   Daniel W. Brady
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)


    September 28, 1998             /s/Samuel M. Berry
                                   Samuel M. Berry
                                   President, Chief Operating Officer and
                                   Director


    September 28, 1998             /s/Ronald G. Assaf
                                   Ronald G. Assaf
                                   Director


    September 28, 1998             /s/James D. Gerson
                                   James D. Gerson
                                   Director


    September 28, 1998             /s/John F. Creamer
                                   John F. Creamer
                                   Director


    September 28, 1998             /s/Roy Wiegmann
                                   Roy Wiegmann
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)