Form 10-Q
period 1998-09-30
HILITE INDUSTRIES INC
filed 1998-11-12
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended
                              September 30, 1998



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


   As of November 11, 1998, the Company had 4,900,000 shares of Common Stock outstanding.

                          HILITE INDUSTRIES, INC.
            FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                   INDEX

                                                    Page
   Part I FINANCIAL STATEMENTS

          Item 1.  Consolidated Financial
                    Statements

                   Consolidated Balance Sheets as
                    of September 30, 1998 and
                    June 30, 1997                     3

                   Consolidated Statements of
                    Operations for the Three
                    Months Ended September 30, 1998
                    and 1997                          4

                   Consolidated Statements of Cash
                    Flows for the Three Months Ended
                    September 30, 1998 and 1997       5

                   Notes to Interim Consolidated
                    Financial Statements              6


          Item 2.  Management's Discussion and
                    Analysis of Financial
                    Condition and Results of
                    Operations                        9

   Part II.

          OTHER INFORMATION                          14

                        HILITE INDUSTRIES, INC.
                      Consolidated Balance Sheets
                                                    September   June 30,
                                                       30,
                                                      1998        1998

                                                   (Unaudited)  (Audited)
                     ASSETS
   Current assets:
   Cash and cash equivalents..............       $          -          -
   Accounts receivable, less allowance for
   doubtful accounts of $190,000 and
   $193,015 at Sept. 30 and June 30,
   respectively...........................         14,371,601  11,289,779
   Tooling receivables....................            171,596     716,700
   Inventories............................         11,031,883   9,927,849
   Income tax receivable..................                  -     542,188
   Deferred income taxes..................          1,817,012   1,817,012
   Assets held for resale.................            148,251     532,533
   Prepaid expenses and other.............            962,542   1,015,764
   Total current assets...................         28,502,885  25,841,825
   Property, plant and equipment, at cost.         44,726,950  43,538,367
   Less: accumulated depreciation and
   amortization...........................        (17,015,786)(15,921,909)
   Property, plant and equipment, net.....         27,711,164  27,616,458
   Goodwill, net of amortization..........          3,841,162   3,898,209
   TOTAL ASSETS...........................      $  60,055,211  57,356,492

      LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Accounts payable and accrued expenses..      $  10,010,626  12,849,981
   Long-term debt - current portion.......          2,422,945   2,422,945
   Income taxes payable...................              5,994           -
   Total current liabilities..............         12,439,565  15,272,926
   Long-term debt.........................         17,416,245  12,956,896
   Deferred income taxes..................          2,978,761   2,978,761
   Total non-current liabilities..........         20,395,006  15,935,657

   Shareholders' equity:
   Preferred Stock, $.01 par value;
     5,000,000 shares authorized, none
     issued and outstanding...............                  -           -
   Common stock, $.01 par value; 15,000,000
     shares authorized,4,900,000 issued
     and outstanding......................             49,000      49,000
   Additional paid-in capital.............          9,105,674   9,105,674
   Retained earnings......................         18,065,966  16,993,235
   Total shareholders' equity.............         27,220,640  26,147,909
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $   60,055,211  57,356,492

   The accompanying notes are an integral part of these interim consolidated financial statements.

                      HILITE INDUSTRIES, INC.
                 Consolidated Statements of Income


                                              Three Months Ended
                                                September 30,

                                             1998           1997

                                                      (Unaudited)
   Net sales.......................      $21,315,997   $ 21,030,298
   Cost of sales...................       16,771,418     16,965,895

   Gross profit....................        4,544,579      4,064,403

   Selling, general and administrative
   expenses........................        2,296,621      2,403,496

   Operating income................        2,247,958      1,660,907

   Interest expense, net...........          347,995        390,476

   Income before income taxes......        1,899,963      1,270,431

   Income tax provision............          704,732        478,305

   Net income......................      $ 1,195,231   $    792,126


   Per share data:

   Basic and diluted earnings per
   share...........................     $        .24   $        .16

   Shares used in computing earnings
   per share:
   Basic...........................        4,900,000      4,900,000

   Diluted.........................        4,919,361      4,900,000


      The accompanying notes are an integral part of these interim consolidated financial statements.

                     HILITE INDUSTRIES, INC.
              Consolidated Statements of Cash Flows
                                                Three Months Ended
                                                   September 30

                                                 1998       1997

                                             (Unaudited)  (Unaudited)
   Cash flows from operations:
   Net income............................  $  1,195,231  $    792,126
   Adjustments to reconcile net income to
     net cash provided by operations:
   Depreciation..........................       798,035       853,538
   Amortization..........................        57,047        81,403
   Cash provided from operations before
     changes in operating assets and
     liabilities.........................     2,050,313     1,727,067
   Changes in operating assets and
     liabilities:
   Increase in accounts receivable.......    (3,081,822)     (912,585)
   (Increase) decrease in tooling
     receivable .........................       545,104      (341,191)
   Increase in inventories...............    (1,104,034)     (450,031)
   (Increase) decrease in prepaid
     expenses and other current assets...        53,222       (70,849)
   Increase (decrease) in accounts
     payable and accrued expenses........    (2,839,355)    1,123,401
   Increase in income taxes payable .....       548,182        60,409
   Total changes in operating assets
     and liabilities ....................    (5,878,703)     (590,846)
   Net cash provided by (used in)
     operations .........................    (3,828,390)    1,136,221

   Cash flows used in investing
     activities:
   Additions to property, plant and
     equipment ..........................      (833,459)   (1,281,096)
   Proceeds from sale of assets..........       325,000             -
   Net cash used in investing activities.      (508,459)   (1,281,096)

   Cash flows from financing activities:
   Payment of cash dividend..............      (122,500)            -
   Repayment of long-term debt...........      (605,737)     (605,737)
   Net increase in note payable..........     5,065,086       750,612

   Net cash from financing activities....     4,336,849       144,875
   Net decrease in cash and cash
     equivalents ........................             -             -
   Cash and cash equivalents at beginning
     of period ..........................             -             -
   Cash and cash equivalents at end of
     period .............................  $          -   $         -

       The accompanying notes are an integral part of these interim consolidated financial statements.

                          HILITE INDUSTRIES, INC.
             Notes to Interim Financial Statements (Unaudited)


   1.  BUSINESS AND BASIS OF PRESENTATION

     The interim financial statements of Hilite Industries, Inc. ("Hilite") at September 30, 1998 and for the three month period ended September 30, 1998, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1998 balance sheet was derived from the balance sheet included in the Company's audited Financial Statements as included in the Company's Annual Report on Form 10-K. As used herein, unless the context otherwise requires, the term the "Company" refers collectively to Hilite and Hilite's directly and indirectly wholly-owned subsidiaries Hilite Industries - Texas, Inc., North American Spring and Stamping Corp. ("NASS"), Hilite Industries - Delaware, Inc. and Hilite Industries Automotive, LP, the Company's principal operating entity in Texas.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited Financial Statements. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.


   2.INVENTORIES

     Inventories at September 30, 1998 and June 30, 1998 consisted of the following:

                                        Sept. 30    June 30


                 Raw materials.....  $ 4,295,993  $ 4,401,069
                 Work in process...    2,625,592    2,244,363
                 Finished goods....    4,110,298    3,282,417

                                     $11,031,883  $ 9,927,849

   3. RESTRUCTURING CHARGE

     As a result of operating problems and inefficiencies at the NASS division, the Company's Board of Directors approved a plan, in June 1997, to substantially restructure the NASS operations. In connection with this plan, the Company recorded a charge to pre-tax earnings in fiscal 1997 totaling approximately $2,700,000. The charge is comprised of a reduction (approximately $900,000) in the net book value of certain assets primarily machinery, equipment and tooling, to their estimated fair value, net of estimated selling costs, accrual of certain costs which the Company expects to incur in terminating contractual obligations, but for which no future economic benefit will be received (approximately $1,600,000) and other costs (approximately $200,000). For the three months ending September 30, 1998 approximately $138,000 had been charged against the accrual for terminating contractual obligations and approximately $12,000 had been charged against the accrual for other costs. As of September 30, 1998, approximately $680,000 of the restructuring accrual remained and is expected to be paid during the remainder of fiscal 1999.


   4.  DEBT

     Effective October 1, 1998, the Company executed an amendment to its existing loan agreement ("the Agreement") with a bank to extend the expiration date to July 21, 2000 on the Company's credit facilities. Under the new terms, the credit facilities consist of the following:

     1) A revolving line of credit of up to $12,000,000 subject to availability requirements. As of September 30, 1998, $10,459,000 had been used on the line of credit and $1,541,000 is available. The interest rate on the line of credit is either LIBOR plus 1 1/2% or prime rate less 1/2% which resulted in a blended rate ranging from 7.00% to 7.75% at September 30, 1998. The revolving line of credit expires on July 21, 2000. An annual commitment fee of 1/4% is payable quarterly on the average unused portion of the revolving line of credit,

     2) Term loans with an original principal balance of $13,700,000 and a balance at September 30, 1998 of $7,560,000. Principal payments on the term loan of approximately $163,000 together with interest are payable monthly. The maturity date of the term loans is August 1, 2002. The interest rate on the term loans, LIBOR plus 1 1/2% was 7.31% at September 30, 1998,

     3) An equipment acquisition facility of $3,000,000 for the financing of equipment purchases. Any term loans issued under this facility will bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2%. As of September 30, 1998, no amounts were outstanding under this facility;

     In addition to the above credit facility, the Company also has a fifteen year real estate note and two five year equipment term notes with the same bank. The real estate note, which has an original principal amount of $960,000 and a $587,000 outstanding balance at September 30, 1998, is payable in monthly installments of $5,333 plus interest at the prime rate (8.25% at September 30,
     1998) and expires on November 1, 2007. The equipment term notes which have original principal amounts of $1,497,000 and $645,000, respectively, and outstanding balances of $749,000 and 484,000, respectively, at September 30, 1998, are payable in monthly installments of $24,961 and $10,757, respectively at LIBOR plus 1 1/2% (7.25% and 7.72%, respectively, at September 30, 1998) and expire on May 31, 2001 and 2002, respectively. Both the real estate and equipment notes' due date can be accelerated, at the bank's option, to July 21, 2000.

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Quarter Ended September 30, 1998 Compared to Quarter Ended  September
   30, 1997

   Net sales for the quarter ended September 30, 1998 were $21,316,000 compared to $21,030,000 for the quarter ended September 30, 1997, representing a increase of $286,000 (1.4%). Brake valve sales increased 27.0% to $7,588,000 in the first fiscal quarter of 1999 from $5,974,000 in the prior year. The increase resulted primarily from valves for GM which are now used for more mid-sized models this year and actuator assemblies and GM W-Car valves which were new programs started late in the first quarter of the last fiscal year. Power transmission component sales increased 27.2% to $7,329,000 for the quarter ended September 30, 1998 from $5,760,000 in the same period for fiscal 1998. The increase is almost entirely due to sales of transfer case components which was a new program started in the third quarter of fiscal 1998. First quarter 1999 sales were $6,399,000 for the specialty components and assemblies division, a decrease of 31.2% over last year's first quarter sales of $9,296,000. The decrease in sales is primarily due to a one-time sales opportunity of certain assemblies to Motorola, Inc. which occurred in the prior year and due to the elimination of numerous unprofitable parts in conjunction with the restructuring of the division. Also, the specialty components and assemblies division benefited from approximately $700,000 of price increases in the prior year on the products eliminated as part of the restructuring. The impact of price changes in the current quarter was not significant.

   The Company's gross profit was $4,544,000 (21.3% of net sales) for the first quarter of the 1999 fiscal year compared to gross profit of $4,064,000 (19.3% of net sales) for the first quarter of the 1998 fiscal year. Increased sales volume in the brake valve and power transmission components division were the primary contributors to the increased gross profit as the gross profit in these divisions is higher, on average, than the gross profit in the specialty components and assemblies division. In addition, the margin increase is due to fixed costs, such as building expenses, equipment depreciation and supervisory salaries, not increasing at the same rate as sales.

   Selling, general and administrative expenses were $2,297,000 (10.8% of net sales) in the first quarter of the 1999 fiscal year compared to $2,404,000 (11.4% of net sales) in the first quarter of the 1998 fiscal year. The decrease of $107,000 in selling, general and administrative expenses is primarily due to a decrease in legal costs. Also contributing to the decrease was lower commission expense related to the decrease in sales at the specialty components and assemblies division and that no commissions are paid on power transmission component sales. This decrease was offset in part by higher research and development costs.

   Interest expense was  $348,000 for the  three months ended  September
   30, 1998 compared to $390,000 for the three months ended September 30, 1997. The settlement of the lawsuit against the former owners of NASS which relieved the Company of its obligation to pay subordinated debt is the primary contributor to the decreased interest expense as approximately $40,000 of interest on subordinated debt was recorded in the first quarter of fiscal 1998. The remaining decrease is due to lower average debt balances over the prior year. The impact of changes in interest rates was not significant.

   Net income was $1,195,000 (5.6% of net sales) for the first quarter of the 1999 fiscal year compared to net income of $792,000 (3.8% of net sales) for the same period of the prior fiscal year, representing an increase of $401,000.


   Liquidity and Capital Resources

   During the three month period ended September 30, 1998, the Company's net cash provided from operations before changes in operating assets and liabilities was $2,050,000 compared to $1,727,000 in the same period of the prior year, primarily due to the increase in net income over the prior year. At September 30, 1998 the Company's working capital was $16,063,000 compared to working capital of $10,569,000 at June 30, 1998. The current ratio was 2.3 to 1 at September 30, 1998 and 1.7 to 1.0 at June 30, 1998. The book value per share increased to $5.56 at September 30, 1998 from $5.34 per share at June 30, 1998.

   Cash from operations  was used for  changes in  operating assets  and liabilities of $5,579,000 through the first three months of the current year compared to $591,000 during the same period of the prior year. The increase is primarily due to a $3,082,000 increase in accounts receivables due to an increase in the average number of days sales outstanding for receivables to 58 days at September 30, 1998 from 44 days at June 30, 1997. The increase in the average number of days sales outstanding is primarily due to the expiration on June 30, 1998 of a one year temporary acceleration in payment by a significant customer. The 58 days outstanding at September 30, 1998 is slightly longer than periods prior to the special terms period due to the increased sales in the brake valve division which has slightly higher collection periods. As of September 30, 1998, no significant amounts were considered uncollectible.

   Also, contributing to the increase in operating assets and liabilities was a $1,104,000 increase in inventories primarily due to the start-up of a new product in the specialty components and assemblies division and a $2,839,000 decrease in accounts payable and accrued expenses. The decrease is primarily due to timing on payment of accounts payable balances as well as payments of for year end accrued bonuses and employer 401(k) contributions and for payments to satisfy the asset distribution of a terminated defined benefit plan at NASS and terminated contractual obligations associated with the NASS restructuring reserve.

   The Company's capital expenditures were $833,000 for the three months ended September 30, 1998. The Company presently estimates capital expenditures for the year ending June 30, 1999 will approximate $3,500,000, unless new business opportunities require additional capital commitments. As of September 30, 1998, commitments, net of progress payments, were $250,000 for capital expenditures and $500,000 for tooling which is expected to be reimbursed by customers.

   The Company has a general credit facility of up to $12,000,000 and an equipment acquisition facility of $3,000,000 (collectively the "Credit Facilities") for working capital and capital equipment needs. The Credit Facilities mature on July 21, 2000. As of September 30, 1998, $10,549,000 was outstanding and $1,541,000 was available under the general credit facility and $3,000,000 was available under the equipment acquisition facility. An annual fee of one quarter of one percent is payable monthly on the unused portion of the Credit Facilities. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the Credit Facilities.

   The Company distributed a cash dividend during the first quarter of $122,500 as part of a previously announced quarterly cash dividend program. On October 27, 1998, the Company announced a first quarter, 2 1/2 cent dividend to be distributed in November 1998. With 4,900,000 shares currently outstanding, $122,500 will be paid to shareholders in the second quarter. Subsequent dividends will depend on future operating results.

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

   Due to the timing of accounts payable payments and the increase in accounts receivable balances, the amount borrowed under the general credit facility was unusually high on September 30, 1998. The Company anticipates that the cash flow from operations and reduction of working capital will be sufficient to reduce borrowings during the second quarter. In addition, the Company anticipates that the cash flow from operations and bank credit availability will be adequate to fund the existing acquisition debt, anticipated capital and tooling requirements and working capital needs for the next two years.


   Forward-looking Statements

   As the second quarter begins, automotive build rates continue to be strong. At these levels, Company projections of sales growth of 12% to 15% in the brake valve and power transmission divisions appear likely to be toward the upper end of the projections. Sales for the specialty components and assemblies division for fiscal 1999 are expected to approximate the Company's earlier projection of $26 million. Given that the sales growth is expected to be in more profitable product lines, improvement in earnings should be achieved in fiscal 1999. Looking farther ahead, the opportunities for all three divisions are encouraging and an 8% to 12% annual internal sales growth goal for the year 2000 and beyond is reasonable. Of course, this assumes a healthy economy and automotive industry.

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


   Safe Harbor for Forward-looking Statements

   Except for historical information contained herein, certain statements in this Management's Discussion and Analysis of results of operation and financial condition and other sections of this document contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with automotive and non-automotive build rates, customer sourcing decisions, manufacturing process efficiencies, cost and timing of start-up of new products and risks related to technological changes in components which affect the life of the product. Further, there can be no assurance that the contingency related to a possible involvement of the Company in a Ford Owner Notification Program will be resolved in a manner consistent with the Company's expectations or without affecting the Company's attempt to regain its Q1 status at the Ford Visteon division. These and other risks are described in the Company's Form 10-K for the year ended June 30, 1998 filed with the Securities and Exchange Commission ("SEC") and Forms 10-Q filed quarterly with the SEC, copies of which are available from the SEC or may be obtained upon request from the Company.

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

                        PART II - OTHER INFORMATION

   Item 5.  Other Information

   Cash Dividend

   On October 28, 1998, the Company announced a 2 1/2 cent cash dividend to be distributed in November 1998. Through the first three months of fiscal 1999, $122,500 has been distributed. Subsequent dividends will depend upon future operating results.


   Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

     10.1 Third Amended and Restated Secured Loan Agreement dated October 1, 1998 among Hilite Industries, Inc., Hilite Industries Automotive, LP and Comerica Bank-Texas.

   (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HILITE INDUSTRIES, INC.





   Date:     November 11, 1998                 /s/ Daniel  W. Brady
                                              Daniel W. Brady
                                               Chief Executive Officer




   Date:     November 11, 1998                 /s/ Roy  Wiegmann
                                               Roy Wiegmann
                                               Chief Financial Officer