Form 10-Q/A
period 1998-09-30
HILITE INDUSTRIES INC
filed 1998-12-18
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended
                               September 30, 1998



Commission file number 0-22924

                             HILITE INDUSTRIES, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    75-2147742
 ------------------------------              ------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                    1671 S. Broadway, Carrollton, Texas 75006
                  ------------------------------------------------
             (Address of principal executive offices with zip code)

                                  972-466-0475
                               -------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              --      --


As of November 11, 1998, the Company had 4,900,000 shares of Common Stock outstanding.

                          PART II. - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:
                           27.  Financial Data Schedule

                  (b)      Reports on Form 8-K:
                           None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HILITE INDUSTRIES, INC.


Date: December 18, 1998                    /s/ Daniel W. Brady
                                          --------------------------------------
                                                   Daniel W. Brady
                                                   Chief Executive Officer


Date: December 18, 1998                    /s/ Roy Wiegmann
                                          --------------------------------------
                                                   Roy Wiegmann
                                                   Chief Financial Officer