Form 10-Q
period 1998-12-30
HILITE INDUSTRIES INC
filed 1999-02-12
CIK 915197

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended
                               December 31, 1998



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


    As of February 11, 1999, the Company had 4,900,000 shares of Common Stock outstanding.

                          HILITE INDUSTRIES, INC.
             FORM 10-Q FOR THE QUARTER AND SIX MONTHS
                          ENDED DECEMBER 31, 1998
                                   INDEX

                                                        Page
    Part I FINANCIAL STATEMENTS

           Item 1.  Consolidated Financial
                     Statements

                    Consolidated Balance Sheets as
                     of December 31, 1998 and
                     June 30, 1998.................       3

                    Consolidated Statements of
                     Operations for the Three and
                     Six Months Ended
                     December 31, 1998 and 1997 ....       4

                    Consolidated Statements of
                     Cash Flows for the Six Months
                     Ended December 31, 1998 and
                     1997                                  5

                    Notes to Interim Consolidated
                     Financial Statements ..........       6


           Item 2.  Management's Discussion and
                     Analysis of Financial
                     Condition and Results of
                     Operations...................         9



    Part II.  OTHER INFORMATION ..................        15

                          HILITE INDUSTRIES, INC.
                        Consolidated Balance Sheets
                                                December 31,   June 30,
   ASSETS                                          1998         1998
   Current assets:
   Cash and cash equivalents .........           $         -          -
   Accounts receivable, less allowance
     for doubtful accounts of $190,000 and
     $198,420 at December 31 and June 30,
     respectively.....................            12,957,178  11,289,779
   Tooling and other receivables......               579,626     716,700
   Inventories........................            11,031,017   9,927,849
   Income tax receivable .............                     -     542,188
   Deferred income taxes .............             1,817,012   1,817,012
   Assets held for resale ............                     -     532,533
   Prepaid expenses and other ........               364,164   1,015,764
   Total current assets ..............            26,748,997  25,841,825

   Property, plant and equipment,
   at cost ...........................            45,567,463  43,538,367
   Less: accumulated depreciation and
   amortization ......................           (17,964,850)(15,921,909)
   Property, plant and equipment, net.            27,602,613  27,616,458
   Goodwill, net of amortization .....             3,784,115   3,898,209

   TOTAL ASSETS.......................        $   58,135,725 $57,356,492

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
   Accounts payable and accrued
   expenses ..........................        $   10,235,204 $12,849,981
   Long-term debt - current portion ..             2,542,945   2,422,945
   Income taxes payable ..............               642,847           -
   Total current liabilities .........            13,420,996  15,272,926

   Long-term debt ....................            13,475,307  12,956,896
   Deferred income taxes .............             2,978,761   2,978,761
   Total non-current liabilities .....            16,454,068  15,935,657

   Shareholders' equity:
   Preferred Stock, $.01 par value;
     5,000,000 shares authorized, none
     issued and outstanding ..........                     -           -
   Common stock, $.01 par value;
     15,000,000 shares authorized,
     4,900,000 issued and outstanding.                49,000      49,000
   Additional paid-in capital ........             9,105,674   9,105,674
   Retained earnings..................            19,105,987  16,993,235
   Total shareholders' equity ........            28,260,661  26,147,909

   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY ............................          $ 58,135,725 $57,356,492

   The accompanying notes are an integral part of these interim consolidated financial statements.

                              HILITE INDUSTRIES, INC.
                         Consolidated Statements of Income


                            Three Months Ended    Six Months Ended
                                December 31         December 31
                               1998      1997       1998       1997
  [S]                    [C]         [C]         [C]         [C]
  Net sales ...........  $21,267,194 $20,626,491 $42,583,193 $41,656,789
  Cost of sales .......   16,887,804  16,404,695  33,659,222  33,370,096

  Gross profit ........    4,379,390   4,221,796   8,923,971   8,286,693

  Selling, general and
    administrative
    expenses ..........    2,152,664   2,307,094   4,449,286   4,711,049

  Operating income ....    2,226,726   1,914,702   4,474,685   3,575,644

  Interest expense, net      341,816     409,507     689,811     800,018

  Income before income
    taxes .............    1,884,910   1,505,195   3,784,874   2,775,626

  Income tax provision.      723,990     566,617   1,428,723   1,044,922

  Net income ..........  $ 1,160,920 $   938,578 $ 2,356,151 $ 1,730,704

  Per share data:

  Basic and diluted
    earnings per share.   $      .24 $       .19 $       .48 $       .35

  Shares used in computing
    earnings per share:

  Basic ...............    4,900,000   4,900,000   4,900,000   4,900,000

  Diluted .............    4,920,018   4,910,623   4,919,693   4,907,091



[/TABLE]

                            HILITE INDUSTRIES, INC.
                    Consolidated Statements of Cash Flows

                                                  Six Months Ended
                                                     December 31
                                                   1998      1997
    Cash flows from operations:
    Net income .........................     $ 2,356,151   1,730,704
    Adjustments to reconcile net income
      to net cash provided by operations:
    Depreciation........................       1,764,919   1,678,262
    Amortization........................         114,094     162,806
    Cash provided from operations before
      changes in operating assets and
      liabilities ......................       4,235,164   3,571,772

    Changes in operating assets and
    liabilities:
    Increase in accounts receivable ....      (1,667,399)   (511,274)
    (Increase) decrease in tooling and
      other receivable .................         137,074     (29,422)
    Increase in inventories ............      (1,103,168)   (276,110)
    (Increase) decrease in prepaid
      expenses and other current assets.         651,600    (501,594)
    Increase in accounts payable
      and accrued expenses .............      (2,476,856)   (279,556)
    Increase (decrease) in income taxes
      payable ..........................       1,182,035    (420,809)
    Total changes in operating assets
      liabilities ......................      (3,276,714) (2,018,765)
    Net cash provided by operations ....         958,450   1,553,007

    Cash flows used in investing activities:
    Additions to property, plant and
      equipment ........................      (1,676,860) (1,188,409)
    Proceeds from sale of assets .......         325,000           -
    Net cash used in investing
      activities .......................      (1,351,860) (1,188,409)

    Cash flows from financing activities:
    Payment of cash dividend ...........        (245,000)   (122,500)
    Proceeds from long-term debt .......         600,000           -
    Repayment of long-term debt ........      (1,221,473) (1,211,473)

    Net increase in note payable .......       1,259,883     969,375

    Net cash provided by (used in)
      financing activities .............         393,410    (364,598)

    Net decrease in cash and cash
      equivalents ......................               -           -
    Cash and cash equivalents at
      beginning of period ..............               -           -

    Cash and cash equivalents at end of
      period ...........................               -           -

    The accompanying notes are an integral part of these interim consolidated financial statements.


                          HILITE INDUSTRIES, INC.
       Notes to Consolidate Interim Financial Statements (Unaudited)


    1.BUSINESS AND BASIS OF PRESENTATION

      The interim consolidated financial statements of Hilite Industries, Inc. ("Hilite") at December 31, 1998 and for the three and six month period ended December 31, 1998, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1998 consolidated balance sheet was derived from the balance sheet included in the Company's audited Consolidated Financial Statements as included in the Company's Annual Report on Form 10-K. As used herein, unless  the context  otherwise requires,  the term  the  "Company"
      refers collectively to Hilite and Hilite's directly and indirectly wholly-owned subsidiaries Hilite Industries - Texas, Inc., North American Spring and Stamping Corp. ("NASS"), Hilite Industries - Delaware, Inc. and Hilite Industries Automotive, LP, the Company's principal operating entity in Texas.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
      Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited Consolidated Financial Statements. Operating results for the three and six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.


    2.INVENTORIES

      Inventories at December 31, 1998 and June 30, 1998 consisted of the following:

                                     December 31        June 30

             Raw materials .......   $ 4,377,849     $ 4,401,069
             Work in process .....     2,377,936       2,244,363
             Finished goods ......     4,275,232       3,282,417

                                     $11,031,017     $ 9,927,849

    3. RESTRUCTURING CHARGE

      As a result of operating problems and inefficiencies at the NASS division, the Company's Board of Directors approved a plan, in
      June 1997, to substantially restructure the NASS operations. In connection with this plan, the Company recorded a charge to pre-tax earnings in fiscal 1997 totaling approximately $2,700,000. The charge is comprised of a reduction (approximately $900,000) in the net book value of certain assets, primarily machinery, equipment and tooling, to their estimated fair value, net of estimated selling costs; accrual of certain costs which the Company expects to incur in terminating contractual obligations, but for which no future economic benefit will be received (approximately $1,600,000) and other costs (approximately $200,000). For the six months ended December 31, 1998 approximately $281,000 had been charged against the accrual for terminating contractual obligations and approximately $45,000 had been charged against the accrual for other costs. As of December 31, 1998, approximately $504,000 of the restructuring accrual for terminated contracts remained and is expected to be paid during the remainder of fiscal 1999.


    4. DEBT

      Effective October 1, 1998, the Company executed an amendment to its existing loan agreement ("the Agreement") with a bank to extend the expiration date to July 21, 2000 on the Company's credit facilities. Under the new terms, the credit facilities consist of the following:

      1) A revolving line of credit of up to $12,000,000 subject to availability requirements. As of December 31, 1998, $6,654,000 had been used on the line of credit and $5,346,000 is available. The interest rate on the line of credit is either LIBOR plus 1 1/2% or prime rate less 1/2% which resulted in an interest rate ranging from 7.00% to 7.75% at December 31, 1998. The revolving line of credit expires on July 21, 2000. An annual commitment fee of 1/4% is payable quarterly on the average unused portion of the revolving line of credit,

      2) Term loans with an original principal balance of $13,700,000 and a balance at December 31, 1998 of $7,078,000. Principal payments on the term loan of approximately $163,000 together with interest are payable monthly. The maturity date of the term loans is August 1, 2002. The interest rate on the term loans, LIBOR plus 1 1/2% was 7.31% at December 31, 1998,

      3) An equipment acquisition facility of $3,000,000 for the financing of equipment purchases. Any term loans issued under this facility will bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2%. As of December 31, 1998, no amounts were outstanding under this facility;

      In addition to the above credit facility, the Company also has a fifteen year real estate note and three five year equipment term notes with the same bank. The real estate note, which has an original principal amount of $960,000 and a $571,000 outstanding balance at December 31, 1998, is payable in monthly installments of $5,333 plus interest  at the prime rate (7.75% at  December 31,
      1998) and expires on November 1, 2007. The equipment term notes which have original principal amounts of $1,497,000, $645,000 and $600,000, respectively, and outstanding balances of $674,000, $452,000 and $590,000, respectively, at December 31, 1998, are payable in monthly installments of $24,961, $10,757 and $10,000, respectively at LIBOR plus 1 1/2% (6.69%, 7.72% and 6.44%, respectively, at December 30, 1998) and expire on May 31, 2001, May 31, 2002 and November 30, 2003, respectively. Both the real estate and equipment notes' due date can be accelerated, at the bank's option, to July 21, 2000.

      All of the notes and line of credit are collateralized by accounts receivable, inventory, equipment and real estate of the Company.


    5.   CONTINGENCY SETTLEMENT

      On January 28, 1998, the Company announced that it had been notified by Visteon, a subsidiary of Ford Motor Company, that a part manufactured by the Company's specialty components and assemblies division may be involved in a recall regarding a fuel gauge accuracy problem with certain 1997 model year vehicles. In December 1998 a favorable resolution was reached on this matter with Visteon. The Company was released of any legal responsibility and the matter was mutually resolved in a manner not materially adverse to the Company.

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations

    Results of Operations

    Quarter Ended December 31, 1998  Compared to Quarter Ended  December
    31, 1997

    Net sales for the quarter ended December 31, 1998 were $21,267,000 compared to $20,626,000 for the quarter ended December 31, 1997, representing a increase of $641,000 (3.1%). Brake valve sales increased 34.4% to $8,853,000 in the second fiscal quarter of 1999 from $6,586,000 in the same quarter of the prior year. The increase resulted primarily from sales of brake valves used on GM and Chrysler vehicles and new programs started for Chrysler and GM since the second quarter of the prior fiscal year. Power transmission component sales increased 23.1% to $5,956,000 for the quarter ended December 31, 1998 from $4,838,000 in the same period for fiscal 1998. The increase is primarily due to an increase in sales of transfer case components resulting from a new product application started in the third quarter of fiscal 1998 and to increased volume of heavy truck air conditioning clutches. Second quarter 1999 sales were $6,458,000 for the specialty components and assemblies division, a decrease of 29.8% from last year's second quarter sales of $9,202,000. The decrease in sales is primarily due to the elimination of numerous unprofitable parts in conjunction with the restructuring of the division in the prior year and to a one-time sales opportunity of certain assemblies to Motorola, Inc. which occurred in fiscal 1998. Also, the specialty components and assemblies division benefited from approximately $700,000 of price increases in fiscal 1998 on the products eliminated as part of the restructuring. The impact of price changes in the current quarter, other than those mentioned for the specialty components and assemblies division, was not significant.

    The Company's gross profit was $4,379,000 (20.6% of net sales) for the second quarter of the 1999 fiscal year compared to gross profit of $4,222,000 (20.5% of net sales) for the second quarter of the
    1998 fiscal year. Increased sales volume in the brake valve and power transmission components division were the primary contributors to the increased gross profit as these divisions have higher average gross margins than the specialty components and assemblies division. In addition, the margin increase is due to fixed costs, such as building expenses, equipment depreciation and supervisory salaries, not increasing at the same rate as sales. The margin increases were partially offset by start-up costs in the specialty components and assemblies division on a new automotive assembly for Visteon. These start-up costs are expected to continue into the third fiscal quarter of 1999 before operating efficiencies for this assembly are achieved.

    Selling, general and administrative expenses were $2,153,000 (10.1% of net sales) in the second quarter of the 1999 fiscal year compared to $2,307,000 (11.2% of net sales) in the second quarter of the 1998 fiscal year. The decrease of $154,000 in selling, general and administrative expenses is primarily due to a decrease in legal costs. Also contributing to the decrease was lower commission expense related to the decrease in sales at the specialty components and assemblies division.

    Interest expense was  $342,000 for the  three months ended  December
    31, 1998 compared to $410,000 for the three months ended December 31, 1997. The settlement of the lawsuit against the former owners of NASS, which occurred in the third quarter of the prior year, relieved the Company of its obligation to pay subordinated debt and is the primary contributor to the decreased interest expense as approximately $40,000 of interest on subordinated debt was recorded in the second quarter of fiscal 1998. The remaining decrease is due to lower average debt balances over the prior year. The impact of changes in interest rates was not significant.

    Net income was $1,162,000 (5.5% of net sales) for the second quarter of the 1999 fiscal year compared to net income of $938,000 (4.5% of net sales) for the same period of the prior fiscal year, representing an increase of $224,000.


    Six Months Ended December 31, 1998 Compared to Six Months Ended December 31, 1997

    Net sales for the six months ended December 31, 1998 were $42,583,000 compared to $41,656,000 for the six months ended December 31, 1997, representing a increase of $927,000 (2.2%). Brake valve sales increased 30.9% to $16,441,000 for the first six months of fiscal 1999 from $12,560,000 for the same period of the prior year. The increase resulted primarily from sales of brake valves used on GM and Chrysler vehicles and new programs started for Chrysler and GM since the second quarter of the prior fiscal year. Power transmission component sales increased 25.4% to $13,285,000 for the six months ended December 31, 1998 from $10,598,000 for the same period of fiscal 1998. The increase is primarily due to an increase in sales of transfer case components resulting from a new product application started in the third quarter of fiscal 1998 and to increased volume of heavy truck air conditioning clutches. Sales for the first six months of fiscal 1999 were $12,857,000 for the specialty components and assemblies division, a decrease of 30.5% from sales of $18,498,000 in the first six months of fiscal 1998. The decrease in sales is primarily due to a one-time sales opportunity of certain assemblies to Motorola, Inc. which occurred in the prior year and due to the elimination of numerous unprofitable parts in conjunction with the restructuring of the division. Also, the specialty components and assemblies division benefited from approximately $1,300,000 of price increases in the prior year on the products eliminated as part of the restructuring. The impact of price changes during the period, other than those mentioned for the specialty components and assemblies division, was not significant.

    The Company's gross profit was $8,924,000 (21.0% of net sales) for the first six months of fiscal 1999 compared to gross profit of $8,286,000 (19.9% of net sales) for the first six months of fiscal 1998. Increased sales volume in the brake valve and power transmission components division were the primary contributors to the increased gross profit as these divisions have higher average gross margins than the specialty components and assemblies division. In addition, the margin increase is due to fixed costs, such as building expenses, equipment depreciation and supervisory salaries, not increasing at the same rate as sales. The margin increases were partially offset by significant start-up costs in the specialty components and assemblies division on a new automotive assembly for Visteon. These start-up costs are expected to continue into the third fiscal quarter of 1999 before operating efficiencies for this assembly are achieved.

    Selling, general and administrative expenses were $4,449,000 (10.4% of net sales) in the first six months of fiscal 1999 compared to $4,711,000 (11.3% of net sales) in the first six months of fiscal 1998. The decrease of $262,000 in selling, general and administrative expenses is primarily due to a decrease in legal costs. Also contributing to the decrease was lower commission expense related to the decrease in sales at the specialty components and assemblies division.

    Interest expense was $690,000 for the six months ended December 31, 1998 compared to $800,000 for the six months ended December 31, 1997. The settlement of the lawsuit against the former owners of NASS, which occurred in the third quarter of the prior year, relieved the Company of its obligation to pay subordinated debt is the primary contributor to the decreased interest expense as approximately $80,000 of interest on subordinated debt was recorded in the second quarter of fiscal 1998. The remaining decrease is due to lower average debt balances over the prior year. The impact of changes in interest rates was not significant.

    Net income was $2,357,000 (5.5% of net sales) for the first six months of fiscal 1999 compared to net income of $1,730,000 (4.2% of net sales) for the same period of the prior fiscal year, representing an increase of $627,000.


    Liquidity and Capital Resources

    During the six month period ended December 31, 1998, the Company's net cash provided from operations before changes in operating assets and liabilities was $4,235,000 compared to $3,572,000 in the same period of the prior year, primarily due to the increase in net income over the prior year. At December 31, 1998 the Company's working capital was $13,328,000 compared to working capital of $10,569,000 at June 30, 1998. The current ratio was 2.0 to 1 at December 31, 1998 and 1.7 to 1.0 at June 30, 1998. The book value per share increased to $5.77 at December 31, 1998 from $5.34 per share at June 30, 1998.

    Cash from operations was used for changes in operating assets and liabilities of $3,277,000 through the first six months of the current year compared to $2,019,000 during the same period of the prior year. The increase is primarily due to a $2,169,000 increase in accounts receivables due to an increase in the average number of days sales outstanding for receivables to 58 days at December 31, 1998 from 44 days at June 30, 1998. The increase in the average number of days sales outstanding is primarily due to the expiration on June 30, 1998 of a one year temporary acceleration in payment by a significant customer. The 58 days outstanding at December 31, 1998 is slightly longer than periods prior to the special terms period due to the increased sales in the brake valve division which has slightly longer collection periods. As of
    December 31, 1998,   no   significant   amounts   were    considered
    uncollectible.

    Also, contributing to the increase in operating assets and liabilities was a $1,103,000 increase in inventories primarily due to the start-up of a new product in the specialty components and assemblies division and a $2,477,000 decrease in accounts payable and accrued expenses. The decrease is primarily due to timing on payment of accounts payable balances as well as payments of year end accrued bonuses and employer 401(k) contributions as well as payments to satisfy the asset distribution of a terminated defined benefit plan at NASS and terminated contractual obligations associated with the NASS restructuring reserve.

    The Company's capital expenditures were $1,677,000 for the six months ended December 31, 1998. The Company presently estimates capital expenditures for the year ending June 30, 1999 will approximate $3,500,000, unless new business opportunities require additional capital commitments. As of December 31, 1998, commitments, net of progress payments, were $1,450,000 for capital expenditures and $1,500,000 for tooling which is expected to be reimbursed by customers.

    The Company has a general credit facility of up to $12,000,000 and an equipment acquisition facility of $3,000,000 (collectively the "Credit Facilities") for working capital and capital equipment needs. The Credit Facilities mature on July 21, 2000. As of December 31, 1998, $6,654,000 was outstanding and $5,346,000 was available under the general credit facility and $3,000,000 was available under the equipment acquisition facility. An annual fee of one quarter of one percent is payable monthly on the unused portion of the Credit Facilities. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the Credit Facilities.

    The Company distributed $245,000 in cash dividends during the first six months of fiscal 1999 as part of a previously announced quarterly cash dividend program. On January 27, 1999, the Company announced a second quarter, 2 1/2 cent dividend to be distributed in February 1999. With 4,900,000 shares currently outstanding,
    $122,500 will be paid to shareholders in the third quarter. Subsequent dividends will depend on future operating results.

    On January 28, 1998, the Company announced that it had been notified by Visteon, a subsidiary of Ford Motor Company, that a part manufactured by the Company's specialty components and assemblies division may be involved in an Owner Notification Program regarding a fuel gauge accuracy problem with certain 1997 model year vehicles. In December 1998 a favorable resolution was reached on this matter with Visteon. The Company was released of any legal responsibility and the matter was mutually resolved in a manner not materially adverse to the Company.


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

    Forward-looking Statements

    As the third fiscal quarter of 1999 begins, U.S. automotive build rates continue to be strong. At these levels, the Company projects sales growth of 25% in the brake valve division and 15% in the power transmission division for fiscal 1999. Sales expectations for the specialty components and assemblies division for fiscal 1999 have been lowered to $24 million from an earlier projection of $26 million. Given that the sales growth is expected to be in more profitable product lines, improvement in earnings should be achieved in fiscal 1999. Looking farther ahead, the opportunities for all three divisions are encouraging and an 8% to 12% annual internal sales growth goal for the year 2000 and beyond is reasonable. Of course, this assumes a healthy economy and automotive industry.


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


    Safe Harbor for Forward-looking Statements

    Except for historical information contained herein, certain statements in this Management's Discussion and Analysis of results of operation and financial condition and other sections of this document contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with automotive and non-automotive build rates, customer sourcing decisions, manufacturing process efficiencies, cost and timing of start-up of new products and risks related to technological changes in components which affect the life of the product. Further, there can be no assurance that the Company will regain its Q1 status at the Ford Visteon division. These and other risks are described in the Company's Form 10-K for the year ended June 30, 1998 filed with the Securities and Exchange Commission ("SEC") and Forms 10-Q filed quarterly with the SEC, copies of which are available from the SEC or may be obtained upon request from the Company.


                        PART II - OTHER INFORMATION



    Item 4.  Submission of Matters to a Vote of Security Holders

    The annual meeting of stockholders of the Company (the "Meeting") was held on November 18, 1998. Proxies for the Meeting were solicited pursuant to the Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

    At the Meeting, James E. Lineberger, Daniel W. Brady, Samuel M. Berry, Ronald G. Assaf, James D. Gerson and John F. Creamer were elected as directors of the Registrant for terms of one year. The votes were as follows:

                               Shares     Shares    Abstentions
                               Voted       Voted        and
                                For       Against   Broker Non-
                                                       votes

       James E. Lineberger   4,650,425      7,008     242,567
       Daniel W. Brady       4,646,425     11,008     242,567
       Samuel M. Berry       4,648,925      8,508     242,567
       Ronald G. Assaf       4,651,625      5,808     242,567
       James D. Gerson       4,647,925      9,508     242,567
       John F. Creamer       4,652,625      4,808     242,567


    Item 5.  Other Information

    Cash Dividend

    On January 27, 1999, the Company announced a 2 1/2 cent cash dividend to be distributed in February 1999. Through the first six months of fiscal 1999, $245,000 has been distributed. Subsequent dividends will depend upon future operating results.


    Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

      10.1    $600,000 Equipment  Acquisition  Note  dated  October  28,
              1998.

      10.2 Management contract between the Company and Lineberger & Co., LLC dated November 30, 1998.

    (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                 SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HILITE INDUSTRIES, INC.





    Date:  February 12, 1999      /s/ Daniel  W. Brady
                                  Daniel W. Brady
                                  Chief Executive Officer




    Date:  February 12, 1999      /s/ Roy Wiegmann
                                  Roy Wiegmann
                                  Chief Financial Officer