Form 10-Q
period 1999-03-31
HILITE INDUSTRIES INC
filed 1999-05-03
CIK 915197

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999



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


     As of May 3, 1999, the Company had 4,900,000 shares of Common Stock outstanding.

                          HILITE INDUSTRIES, INC.
      FORM 10-Q FOR THE QUARTER AND NINE MONTHS ENDED MARCH 31, 1999
                                   INDEX

                                                               Page
     Part I FINANCIAL STATEMENTS
            Item 1.  Consolidated Financial Statements

                     Consolidated Balance Sheets as
                      of March 31, 1999 and
                      June 30, 1998                              3

                      Consolidated Statements of
                      Operations for the Three and
                      Nine Months Ended
                      March 31, 1999 and 1998                    4

                     Consolidated Statements of
                      Cash Flows for the Nine
                      Months Ended March 31, 1999
                      and 1998                                   5

                     Notes to Interim Consolidated
                      Financial Statements                       6


            Item 2.  Management's Discussion and
                      Analysis of Financial
                      Condition and Results of
                      Operations                                 9

     Part II.  OTHER INFORMATION                                14

                           HILITE INDUSTRIES, INC.
                         Consolidated Balance Sheets

                                                  March 31,     June 30,
                                                     1999          1998
     ASSETS
     Current assets:
     Cash and cash equivalents                $        -   $         -
     Accounts receivable, less allowance
     for doubtful accounts of
     $250,620 and $193,015 at March 31, 1999
     and June 30, 1998 respectively             16,347,027   11,289,779
     Tooling receivable                            591,700      716,700
     Inventories                                10,025,765    9,927,849
     Income tax receivable                               -      542,188
     Deferred income taxes                       1,817,012    1,817,012
     Assets held for disposal                            -      532,533
     Prepaid expenses and other current assets     474,956    1,015,764
     Total current assets                       29,256,460   25,841,825

     Property, plant and equipment              46,398,659   43,538,367
     Less accumulated depreciation and
     amortization                              (18,556,512) (15,921,909)
     Property, plant and equipment, net         27,842,147   27,616,458

     Goodwill, net of accumulated
     amortization                                3,727,068    3,898,209

     TOTAL ASSETS                              $60,825,675 $ 57,356,492

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Accounts payable and accrued expenses     $10,672,772 $ 12,849,981
     Long-term debt - current portion            2,542,945    2,422,945
     Income taxes payable                        1,380,531            -
     Total current liabilities                  14,596,248   15,272,926

     Long-term debt                             13,170,014   12,956,896
     Deferred income taxes                       2,978,761    2,978,761
     Total non-current liabilities              16,148,775   15,935,657

     Stockholders' equity:
     Preferred Stock, $.01 par value;
     5,000,000 shares authorized, none
     issued and outstanding. Common stock,
     $.01 par value; 15,000,000 shares
     authorized, 4,900,000 issued and
     outstanding at March 31, 1999 and
     June 30, 1998                                  49,000      49,000
     Additional paid-in capital.                 9,105,674   9,105,674
     Retained earnings                          20,925,978  16,993,235
     Total stockholders' equity                 30,080,652  26,147,909

     TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY $60,825,675 $57,356,492

     The accompanying notes are an integral part of these interim consolidated financial statements.

                               HILITE INDUSTRIES, INC.
                        Consolidated Statements of Operations


                             Three Months Ended          Nine Months Ended
                                   March 31,                March 31,
                              1999        1998            1999        1998
 Net sales              $ 25,630,565  $ 22,106,855  $ 68,213,758  $ 63,763,644

 Cost of sales            19,935,407    17,592,124    53,594,629    50,962,220

 Gross Profit              5,695,158     4,514,731    14,619,129    12,801,424

 Selling, general and
 administrative expenses   2,325,166     2,067,652     6,774,452     6,778,701

 Operating income          3,369,992     2,447,079     7,844,677     6,022,723

 Interest expense            280,461       186,759       970,272       986,777

 Income before income
 taxes                     3,089,531     2,260,320     6,874,405     5,035,946

 Income tax provision      1,147,684       797,393     2,576,407     1,842,315

 Net income              $ 1,941,847  $  1,462,927   $ 4,297,998   $ 3,193,631

 Per share data:
 Basic earnings per share $      .40  $       .30    $       .88   $       .65

 Diluted earnings per
 share                    $      .39  $       .30    $       .87   $       .65

 Shares used in computing
 earnings per share:
 Basic                     4,900,000    4,900,000      4,900,000     4,900,000

 Diluted                   4,929,807    4,913,198      4,921,251     4,909,295


                         HILITE INDUSTRIES, INC.
                  Consolidated Statements of Cash Flows


                                                   Nine Months Ended
                                                      March 31
                                                   1999          1998
 Cash flows from operations:
 Net income                                  $ 4,297,998    $ 3,193,631
 Adjustments to reconcile net income to
 net cash provided by operations:
 Depreciation                                  2,692,283      2,530,898
 Amortization                                    171,140        227,972
 Cash provided from operations before
 changes in operating assets and liabilities   7,161,421      5,952,501

 Changes in operating assets and liabilities:
 Increase in accounts receivable              (5,057,248)    (2,554,150)
 (Increase) decrease in tooling receivable       125,000       (613,131)
 Increase in inventories                         (97,916)      (838,951)
 (Increase) decrease in prepaid expenses
 and other current assets                        540,808        (76,966)
 Increase (decrease) in accounts payable
 and accrued expenses                         (2,352,933)       654,568
 Increase in income taxes payable              1,922,719        376,049
 Total changes in operating assets and
 liabilities                                  (4,919,570)    (3,052,581)
 Net cash provided by operations               2,241,851      2,899,920

 Cash flows used in investing activities:
 Additions to property, plant and equipment   (2,532,469)    (2,190,852)
 Proceeds from sale of assets                    325,000              -
 Net cash used in investing activities        (2,207,469)    (2,190,852)

 Cash flows from financing activities:
 Payment of cash dividend                       (367,500)      (245,000)
 Proceeds from long-term debt                    600,000              -
 Repayment of long-term debt                  (1,857,209)    (1,817,204)
 Net increase in note payable                  1,590,327      1,353,136

 Net cash used in financing activities           (34,382)      (709,068)

 Net change in cash and cash equivalents               -              -
 Cash and cash equivalents at beginning of
 period.                                               -              -
 Cash and cash equivalents at end of period   $        -    $         -


 The accompanying notes are an integral part of these interim consolidated financial statements.

                          HILITE INDUSTRIES, INC.
       Notes to Consolidated Interim Financial Statements


 1.    BUSINESS AND BASIS OF PRESENTATION

       The interim consolidated financial statements of Hilite Industries, Inc. ("Hilite") at March 31, 1999 and for the three and nine-month period ended March 31, 1999, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1998 consolidated balance sheet was derived from the balance sheet included in the Company's audited Consolidated Financial Statements as included in the Company's Annual Report on Form 10-K. As used herein, unless the context otherwise requires, the term the "Company" refers collectively to Hilite and Hilite's directly and indirectly wholly-owned subsidiaries Hilite Industries - Texas, Inc., North American Spring and Stamping Corp. ("NASS"), Hilite Industries - Delaware, Inc., Hilite Industries Worldwide, Ltd. and Hilite Industries Automotive, LP, the Company's principal operating entity in Texas.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited Consolidated Financial Statements. Operating results for the three and nine-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.


 2.    INVENTORIES

       Inventories at March 31, 1999 and June 30, 1998 consisted of the following:

                                     March 31     June 30
              Raw materials         $ 4,196,083 $ 4,401,069
              Work in process         2,282,592   2,244,363
              Finished goods          3,547,090   3,282,417

                                    $10,025,765 $ 9,927,849

 3.    RESTRUCTURING CHARGE

       As a result of operating problems and inefficiencies, which existed at the NASS division, the Company's Board of Directors approved a plan, in June 1997, to substantially restructure the NASS operations. In connection with this plan, the Company recorded a charge to pre-tax earnings in fiscal 1997 totaling approximately $2,700,000. The charge is comprised of a reduction (approximately $900,000) in the net book value of certain assets, primarily machinery, equipment and tooling, to their estimated fair value, net of estimated selling costs; accrual of certain costs which the Company expects to incur in terminating contractual obligations, but for which no future economic benefit will be received (approximately $1,600,000) and other costs (approximately $200,000). For the nine months ended March 31, 1999, approximately $407,000 had been charged against the accrual for terminating contractual obligations and approximately $61,000 had been charged against the accrual for other costs. As of March 31, 1999, approximately $362,000 of the restructuring accrual for terminated contracts and other costs remained and is expected to be paid during the remainder of fiscal 1999.


 4.    DEBT

       Effective October 1, 1998, the Company executed an amendment to its existing loan agreement ("the Agreement") with a bank to extend the expiration date to July 21, 2000 on the Company's credit facilities. Under the new terms, the credit facilities consist of the following:

        1) A revolving line of credit of up to $12,000,000 subject to availability requirements. As of March 31, 1999, $6,984,000 had been used on the line of credit and $5,016,000 was available. The interest rate on the line of credit is either LIBOR plus 1 1/2% or prime rate less 1/2% which resulted in an interest rate ranging from 7.00% to 7.75% at March 31, 1999. The revolving line of credit expires on July 21, 2000. An annual commitment fee of 1/4% is payable quarterly on the average unused portion of the revolving line of credit,

       2) Term loans with an original principal balance of $13,700,000 and a balance at March 31, 1999 of $6,595,000.
           Principal payments on the term loan of approximately $161,000 together with interest are payable monthly. The maturity date of the term loans is August 1, 2002. The interest rate on the term loans, LIBOR plus 1 1/2% was 7.31% at March 31, 1999,

       3) An equipment acquisition facility of $3,000,000 for the financing of equipment purchases. Any term loans issued under this facility will bear interest, at the Company's option, at either prime rate or LIBOR plus 1 1/2%. As of March 31, 1999, no amounts were outstanding under this facility;

       In addition to the above credit facility, the Company also has a fifteen-year real estate note and three five-year equipment term notes with the same bank. The real estate note, which has an original principal amount of $960,000 and a $555,000 outstanding balance at March 31, 1999, is payable in monthly installments of $5,333 plus interest at the prime rate (7.75% at March 31, 1999) and expires on November 1, 2007. The equipment term notes which have original principal amounts of $1,497,000, $645,000 and $600,000, respectively, and
       outstanding  balances  of  $599,057,  $420,000  and   $560,000,
       respectively, at March 31, 1999, are payable in monthly installments of $24,961, $10,757 and $10,000, respectively at LIBOR plus 1 /% (6.69%, 7.72% and 6.44%, respectively, at December 30, 1998) and expire on May 31, 2001, May 31, 2002 and November 30, 2003, respectively. Both the real estate and equipment notes' due date can be accelerated, at the bank's option, to July 21, 2000.

       All of the notes and line of credit are collateralized by accounts receivable, inventory, equipment and real estate of the Company.



 5.    PENDING TRANSACTION

       On April 27, 1999, the Company announced that it had entered into an agreement with an investment group led by Cleveland-based Carreras, Kestner & Co., LLC, whereby an offer will be made to acquire all of the outstanding common stock of the Company at $14.25 per share. The transaction will take the form of a tender offer by Hilite for all of its shares at a net cash price to shareholders of $14.25 per share which will be funded by a simultaneous purchase of shares by the
       investment  group  as   well  as  financing  arranged  by   the
       investment group. This transaction will be followed by a merger in which the remaining public shareholders of Hilite will receive the same per share cash consideration that participants in the initial tender offer will receive. The total consideration to be offered for Hilite shares is approximately $71.5 million and when the payment of existing debt and transaction cost are considered the total value of the transaction is approximately $95 million. As part of the closing of the transaction certain directors, officers and other key management personnel will be paid severance or incentive bonuses of approximately $3.9 million. The tender offer and subsequent merger are subject to customary terms and conditions.

       Certain shareholders and management personnel of Hilite have agreed to retain approximately 143,000 shares, representing approximately a 7.8% post-closing interest in Hilite. Such shareholders and management personnel have agreed to tender the balance of their respective shares, representing approximately 73% of Hilite's outstanding shares, at the time of the offer. After completion of the transaction referred to above, the new investors will own approximately 92.2% of Hilite and Hilite's shares will no longer be publicly traded.

     Item  2.  Management's  Discussion  and  Analysis  of   Financial
     Condition and Results of Operations

     Results of Operations

     Quarter Ended March 31, 1999 Compared to Quarter Ended March  31,
     1998

     Net sales for the quarter ended March 31, 1999 were $25,631,000 compared to $22,107,000 for the quarter ended March 31, 1998, representing an increase of $3,524,000 (15.9%). Brake valve net sales increased 21.5% to $8,869,000 in the third fiscal quarter of 1999 from $7,298,000 in the same quarter of the prior year. The increase resulted primarily from net sales of brake valves for use on new GM and Chrysler models which commenced production since the third quarter of the prior fiscal year and due to higher customer production volumes on most car models which the Company provides brake valves. Power transmission component net sales increased 64.6% to $9,814,000 for the quarter ended March 31, 1999 from $5,961,000 in the same period of fiscal 1998. Approximately $1,600,000 of the increase is due to a new transfer case component application which commenced production in the third quarter of fiscal 1998. The remaining increase is primarily due to a significant volume increase of heavy truck air conditioning clutches. The volume increase is due to higher production volumes from a certain customer and to increases in service clutches to the related after-market. Third quarter 1999 net sales were $6,948,000 for the specialty components and assemblies division, a decrease of 21.5% from last year's third quarter net sales of $8,848,000. This decrease in net sales is primarily related to the elimination of numerous unprofitable parts in conjunction with the restructuring of the division in the prior year and to a one-time sales opportunity of certain assemblies to Motorola, Inc. which occurred in fiscal 1998. Additionally, the specialty components and assemblies division benefited from approximately $600,000 of price increases in fiscal 1998 on the products eliminated as part of the restructuring. The impact of price changes in the current quarter, other than those mentioned for the specialty components and assemblies division, was not significant.

     The Company's gross profit was $5,695,000 (22.2% of net sales) for the third quarter of the 1999 fiscal year compared to gross profit of $4,515,000 (20.4% of net sales) for the third quarter of the 1998 fiscal year. Increased sales volume in the brake valve and power transmission components division were the primary contributors to the increased gross profit as these divisions have higher average gross margins than the specialty components and assemblies division. In addition, the gross margin increase is due to fixed costs, such as building expenses, equipment depreciation and supervisory salaries, not increasing at the same rate as the increase in sales.

     Selling, general and administrative expenses were $2,325,000 (9.1% of net sales) in the third quarter of the 1999 fiscal year as compared to $2,068,000 (9.4% of net sales) in the third quarter of the 1998 fiscal year. The increase of $257,000 in selling, general and administrative expenses is primarily due to a $144,000 favorable adjustment to legal costs associated with the settlement of the lawsuit against the former owners of NASS in the third quarter of the prior year.

     Interest expense was  $280,000 for the  three months ended  March
     31, 1999 compared to $187,000 for the three months ended March 31, 1998. The increase is primarily due to the settlement of the lawsuit against the former owners of NASS, which occurred in the third quarter of the prior year in which a note and interest was cancelled resulting in a favorable adjustment of $190,000. The impact of changes in interest rates was not significant.

     Net income was $1,942,000 (7.6% of net sales) for the third quarter of the 1999 fiscal year compared to net income of $1,463,000 (6.6% of net sales) for the same period of the prior fiscal year, representing an increase of $479,000.


     Nine Months Ended March  31, 1999 Compared  to Nine Months  Ended
     March 31, 1998

     Net sales for the nine months ended March 31, 1999 were $68,214,000 compared to $63,764,000 for the nine months ended March 31, 1998, representing a increase of $4,450,000 (7.0%). Brake valve net sales increased 27.5% to $25,310,000 for the first nine months of fiscal 1999 from $19,857,000 for the same period of the prior year. The increase resulted primarily from net sales of brake valves sold to Chrysler and GM for new models which commenced production since the prior fiscal year and to increased customer production on most car models. Power transmission component net sales increased 39.5% to $23,099,000 for the nine months ended March 31, 1999 from $16,559,000 for the same period of fiscal 1998. Approximately $4,600,000 of the increase is due to a new transfer case component application which commenced production in the third quarter of fiscal 1998. The remaining increase is primarily due to a significant volume increase of heavy truck air conditioning clutches. The volume increase is due to a higher production volumes from a certain customer and to increases in service clutches to the related after-market. Net sales for the first nine months of fiscal 1999 were $19,805,000 for the specialty components and assemblies division, a decrease of 27.6% from net sales of $27,346,000 in the first nine months of fiscal 1998. This decrease in net sales is primarily related to a one-time sales opportunity of certain assemblies to Motorola, Inc. and due to the elimination of numerous unprofitable parts in conjunction with the restructuring of the division, both of which occurred in fiscal 1998. Additionally, the specialty components and assemblies division benefited from approximately $1,900,000 of price increases in fiscal 1998 on the products eliminated as part of the restructuring. The impact of price changes during the period, other than those mentioned for the specialty components and assemblies division, was not significant.

     The Company's gross profit was $14,619,000 (21.4% of net sales) for the first nine months of fiscal 1999 compared to gross profit of $12,801,000 (20.1% of net sales) for the first nine months of fiscal 1998. Increased sales volume in the brake valve and power transmission components division were the primary contributors to the increased gross profit as these divisions have higher average gross margins than the specialty components and assemblies division. In addition, the gross margin increase is due to fixed costs, such as building expenses, equipment depreciation and supervisory salaries, not increasing at the same rate as the increase in sales. The margin increases were partially offset by significant start-up costs in the specialty components and assemblies division on a new automotive assembly for Visteon.

     Selling, general and administrative expenses were $6,774,000 (9.9% of net sales) in the first nine months of fiscal 1999 as compared to $6,779,000 (10.6% of net sales) in the first nine months of fiscal 1998. The decrease in commission expense related to the decrease in sales at the specialty components and assemblies division were offset by higher R & D expenses and consulting costs.

     Interest expense was $970,000 for the nine months ended March 31, 1999 compared to $987,000 for the nine months ended March 31, 1998. The decrease is due to lower average debt balances over the prior year. The impact of changes in interest rates was not significant.

     Net income was $4,298,000 (6.3% of net sales) for the first nine months of fiscal 1999 compared to net income of $3,194,000 (5.0% of net sales) for the same period of the prior fiscal year, representing an increase of $1,104,000.

     Liquidity and Capital Resources

     During the nine-month period ended March 31, 1999, the Company's net cash provided from operations before changes in operating assets and liabilities was $7,161,000 compared to $5,953,000 in the same period of the prior year, primarily due to the increase in net income over the prior year. At March 31, 1999 the Company's working capital was $14,660,000 compared to working capital of $10,569,000 at June 30, 1998. The current ratio was
     2.0 to 1 at March 31, 1999 and 1.7 to 1.0 at June 30, 1998.   The
     book value per share increased to $6.14 at March 31, 1999 from $5.34 per share at June 30, 1998.

     Cash from operations was used for changes in operating assets and liabilities of $4,920,000 through the first nine months of the current year compared to $3,053,000 during the same period of the prior year. The increase is primarily due to a $5,057,000 increase in accounts receivable that is due to higher sales volume and due to an increase in the average number of days sales outstanding for receivables to 55 days at March 31, 1999 from 44 days at June 30, 1998. The increase in the average number of days sales outstanding is primarily due to the expiration on June 30, 1998 of a one-year temporary acceleration in payment by a significant customer. As of March 31, 1999, no significant amounts were considered uncollectible.

     Also, contributing to the increase in operating assets and liabilities was a $2,353,000 decrease in accounts payable and accrued expenses. The decrease is primarily due to timing of payments of accounts payable balances as well as payments of year-end accrued bonuses, employer 401(k) contributions, payments to satisfy the asset distribution of a terminated defined benefit plan at NASS and payments on terminated contractual obligations associated with the NASS restructuring reserve.

     The Company's capital expenditures were $2,532,000 for the nine months ended March 31, 1999. The Company presently estimates capital expenditures for the year ending June 30, 1999 will be approximately $3,000,000, unless new business opportunities require additional capital commitments. As of March 31, 1999, commitments, net of progress payments, were $565,000 for capital expenditures and $2,553,000 for tooling which is expected to be reimbursed by customers.

     The Company has a general credit facility of up to $12,000,000 and an equipment acquisition facility of $3,000,000 (collectively the "Credit Facilities") for working capital and capital equipment needs. The Credit Facilities mature on July 21, 2000. As of March 31, 1999, $6,984,000 was outstanding and $5,016,000 was available under the general credit facility and $3,000,000 was available under the equipment acquisition facility. An annual fee of one quarter of one percent is payable monthly on the unused portion of the Credit Facilities. The bank has the right to accelerate each of the maturity dates of the consolidated term note and real estate note to coincide with the maturity date of the Credit Facilities.

     The Company distributed $367,500 in cash dividends during the first nine months of fiscal 1999 as part of a previously announced quarterly cash dividend program. On April 27, 1999, the Company announced a third quarter, 2 1/2 cent dividend that will be distributed in May 1999 for stockholders of record on May 11, 1999.

     On January 28, 1998, the Company announced that it had been notified by Visteon, a subsidiary of Ford Motor Company, that a part manufactured by the Company's specialty components and assemblies division may be involved in an Owner Notification Program regarding a fuel gauge accuracy problem with certain 1997 model year vehicles. In December 1998, a favorable resolution was reached on this matter with Visteon. The Company was released of any legal responsibility and the matter was mutually resolved in a manner not materially adverse to the Company.


     Year 2000

     Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. As a result, these programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem." The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company began addressing Year 2000 compliance during fiscal 1998 and has determined that all significant software and machinery are expected to be Year 2000 ready. However, certain personal computers will need to be replaced and ancillary software will be upgraded for an estimated cost of $110,000. For the nine months ended March 31, 1999, approximately $80,000 has been spent on this project with the remainder to be spent either in the fourth quarter or in early fiscal year 2000.

     During fiscal 1998, the Company began the process of surveying all suppliers of raw materials and supplies to determine their readiness for the Year 2000 problem and attempt to measure what impact, if any, it will have on the Company. The survey will be completed during fiscal 1999 so it is uncertain at this time what impact supplier problems will have on the Company's operations. The Company expects to use manual processing in the event of any system failure. It is not expected that manual processing will cause significant disruption to the Company's operations.

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


     Safe Harbor for Forward-looking Statements

     Except for historical information contained herein, certain statements in this Management's Discussion and Analysis of results of operation and financial condition and other sections of this document contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities
     Litigation  Reform  Act  of   1995.  Words  such  as   "expects,"
     "anticipates,"   "intends,"    "plans,"   "believes,"    "seeks,"_
     "estimates," or variations of such words and similar  expressions
     are intended to identify such forward-looking statements.   These
     statements are not guarantees of future performance and involve unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from
     forecasted results.   Those  risks include,  among others,  risks
     associated  with  automotive  and  non-automotive  build   rates,
     customer sourcing decisions, manufacturing process efficiencies, cost and timing of start-up of new products and risks related to technological changes in components which affect the life of the product. Further, there can be no assurance that the Company
     will regain its Q1  status at the Ford  Visteon division.   These
     and other risks are described in the Company's Form 10-K for the year ended June 30, 1998 filed with the Securities and Exchange Commission ("SEC") and Forms 10-Q filed quarterly with the SEC, copies of which are available from the SEC or may be obtained upon request from the Company.

                        PART II - OTHER INFORMATION


     Item 5.  Other Information

     Cash Dividend

     On April 27, 1999, the Company announced a 2 1/2 cent cash dividend that will be distributed in May 1999 to stockholders of record on May 11, 1999. During the first nine months of fiscal 1999, $367,500 has been distributed.


     Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Change in Control Retention Bonus, NonCompetition and Severance Agreement, dated as of December 18, 1998, by and among the Company, Hilite Industries Automotive, LP and Samuel M. Berry.

     10.2 Change in Control Retention Bonus, NonCompetition and Severance Agreement, dated as of December 18, 1998, by and between the Company, Hilite Industries Automotive, LP and Daniel W. Brady.

     10.3 Change in Control Retention Bonus, NonCompetition and Severance Agreement, dated as of January 6, 1999, by and between the Company, Hilite Industries Automotive, LP and Donald M. Maher.

     10.4 Change in Control Retention Bonus, NonCompetition and Severance Agreement, dated as of January 5, 1999, by and between the Company, Hilite Industries Automotive, LP and Roy Wiegmann.

     10.5 Change in Control Retention Bonus, NonCompetition and Severance Agreement, dated as of January 5, 1999, by and between the Company, Hilite Industries Automotive, LP and Ron Reinke.

     10.6 Change in Control Retention Bonus, NonCompetition and Severance Agreement, dated as of January 6, 1999, by and between the Company, Hilite Industries Automotive, LP and Arthur D. Johnson.

     10.7 Change in Control Retention Bonus, NonCompetition and Severance Agreement, dated as of December 18, 1998, by and between the Company and Lineberger & Co., LLC.

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


                                   HILITE INDUSTRIES, INC.





     Date:     May 3, 1999         /s/ Daniel W. Brady

                                   Daniel W. Brady
                                   Chief Executive Officer




     Date:     May 3, 1999         /s/ Roy Wiegmann

                                   Roy Wiegmann
                                   Chief Financial Officer